Form 10-Q
period 1999-06-30
BIGSTAR ENTERTAINMENT INC /NY
filed 1999-09-16
CIK 1058430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                       COMMISSION FILE NUMBER 000-26793


                           BIGSTAR ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                     13-399-5258
(STATE OR OTHER JURISDICTION OF INCORPORATION                (IRS EMPLOYER
             OR ORGANIZATION)                            IDENTIFICATION NUMBER)


             19 FULTON STREET - 5TH FLOOR - NEW YORK, NEW YORK 10038
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (212) 981-6300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, $.001 par value, as of the latest practicable date:

            8,532,312 shares of common stock as of September 13, 1999

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX


                                     PART I.
                              FINANCIAL INFORMATION

                                                                                     PAGE NO.
                                                                                     --------
ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998 .................        1

Statements of Operations for the three months ended June 30, 1998 (unaudited)
and the period March 2, 1998 (inception) to June 30, 1998 (unaudited) and the
three and six months ended June 30, 1999 (unaudited) ..............................        2

Statements of Cash Flows for the three months ended June 30, 1998 (unaudited)
and the period March 2, 1998 (inception) to June 30, 1998 (unaudited) and the
three and six months ended June 30, 1999 (unaudited) ..............................        3

Notes to Condensed Financial Statements ...........................................        4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS .....................................................................        8



                                    PART II.
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................       20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................       20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................................       21

SIGNATURES ........................................................................       22

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              BIGSTAR ENTERTAINMENT
                        BALANCE SHEETS AT JUNE 30, 1999
                              AND DECEMBER 31, 1998



                                                                                  JUNE 30,           DECEMBER 31,
                                                                                    1999                 1998
                                                                               ------------          ------------
                                                                                (unaudited)
ASSETS:
Cash and cash equivalents                                                      $  4,594,382          $    363,124
Cash held in escrow                                                                      --               453,000
Accounts receivable, net of allowance                                               296,090                61,121
Prepaids and other current assets                                                   243,708                 8,711
                                                                               ------------          ------------
        Total current assets                                                      5,134,180               885,956
                                                                               ------------          ------------
Property and equipment, net                                                         910,835               452,134
Deferred registration costs                                                         858,618                    --
Other assets                                                                         27,111                    --
                                                                               ------------          ------------
        Total assets                                                           $  6,930,744          $  1,338,090
                                                                               ============          ============
LIABILITIES:
Accounts payable                                                               $  1,344,724          $    380,540
Accrued expenses                                                                  2,170,824             1,197,776
Accrued payroll costs                                                                90,000               243,240
Current portion of capital lease obligation                                             829                 2,226
                                                                               ------------          ------------
        Total current liabilities                                                 3,606,377             1,823,782
                                                                               ------------          ------------

Long term portion of capital lease obligation                                         7,209                 8,805

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock                                                                          --                    --
Common stock                                                                          6,041                 3,022
Additional paid-in capital                                                       14,892,105             2,361,716
Subscribed stock                                                                         --               453,000
Deferred compensation                                                              (545,558)              (64,414)
Accumulated Deficit                                                             (11,035,430)           (3,247,821)
                                                                               ------------          ------------
        Total stockholders' equity (deficit)                                      3,317,158              (494,497)
                                                                               ------------          ------------

                                                                               ------------          ------------
        Total liabilities and stockholders' equity (deficit)                   $  6,930,744          $  1,338,090
                                                                               ============          ============


The accompanying notes are an integral part of these condensed financial statements.

                           BIGSTAR ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             MARCH 2, 1998
                                                           SIX MONTHS         (INCEPTION)         THREE MONTHS         THREE MONTHS
                                                         ENDED JUNE 30,       TO JUNE 30,         ENDED JUNE 30,      ENDED JUNE 30,
                                                             1999                 1998                 1999                 1998
                                                         -----------          -----------          -----------          -----------
NET SALES                                                $ 4,455,326          $    14,925          $ 3,001,546          $    14,925
COST OF SALES                                              3,810,469                8,963            2,556,630                8,963
                                                         -----------          -----------          -----------          -----------
        Gross profit                                         644,856                5,962              444,915                5,962
OPERATING EXPENSES
        Sales and marketing                                5,091,867               40,086            3,366,235               40,086
        General and administrative                         1,542,757              114,294              867,555              101,013
        Web site and software development                  1,868,320              127,200            1,085,922              111,998
                                                         -----------          -----------          -----------          -----------
              Total operating expenses                     8,502,944              281,580            5,319,712              253,097

                                                         -----------          -----------          -----------          -----------
              Loss from operations                        (7,858,087)            (275,618)          (4,874,796)            (247,135)
INTEREST INCOME, net                                          70,478                   --               52,954                   --
                                                         -----------          -----------          -----------          -----------
        Net Loss                                         $(7,787,609)         $  (275,618)         $(4,821,842)         $  (247,135)
                                                         ===========          ===========          ===========          ===========


PER SHARE INFORMATION:

        Net loss per share -
              Basic and diluted                          $     (1.60)         $     (0.12)         $     (0.82)         $     (0.10)
                                                         ===========          ===========          ===========          ===========
        Weighted average common shares
            outstanding -
              Basic and diluted                            4,862,962            2,290,224            5,851,330            2,360,463
                                                         ===========          ===========          ===========          ===========



The accompanying notes are an integral part of these condensed financial statements

                           BIGSTAR ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             MARCH 2, 1998
                                                            SIX MONTHS         (INCEPTION)         THREE MONTHS       THREE MONTHS
                                                           ENDED JUNE 30,      TO JUNE 30,         ENDED JUNE 30,     ENDED JUNE 30,
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                           $ (7,787,609)       $   (275,618)       $ (4,821,842)       $   (247,135)
        Adjustments to reconcile net loss to net
        cash used in
           operating
        activities -
        Depreciation and amortization                           118,732               4,000              71,248               4,000
        Allowance for doubtful accounts                          14,345                  --               6,199                  --
        Non-cash common stock option
          and warrant expenses                                  114,278              45,000              85,733              45,000
       Changes in assets and
        liabilities -
              Cash in                                           453,000                  --                  --                  --
              Escrow
              Accounts receivable                              (249,314)            (12,288)             52,934             (12,288)
              Prepaids and other current assets                (234,997)                 --             (74,068)             20,500
              Other non current assets                          (27,111)               (570)            (15,778)               (570)
              Accounts payable and accrued expenses           1,783,992              79,843           1,068,058              49,151
                                                           ------------        ------------        ------------        ------------
              Net cash used in operating activities          (5,814,684)           (159,633)         (3,627,516)           (141,342)
                                                           ------------        ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                   (577,433)            (66,551)           (263,132)            (53,018)
                                                           ------------        ------------        ------------        ------------
              Net cash used in investing activities            (577,433)            (66,551)           (263,132)            (53,018)
                                                           ------------        ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock               11,937,986             585,107           6,506,914             281,548
        Proceeds from subscribed stock                         (453,000)                 --                  --                  --
        Repayment of capital lease obligations                   (2,993)               (290)             (2,239)               (290)
        Deferred Registration Costs                            (858,618)                 --            (828,618)                 --
                                                           ------------        ------------        ------------        ------------
              Net cash provided by financing activities      10,623,375             584,817           5,676,057             281,258
                                                           ------------        ------------        ------------        ------------
              Net increase in cash                            4,231,258             358,633           1,785,409              86,898
                                                           ------------        ------------        ------------        ------------

CASH, beginning of period                                       363,124                  --           2,808,973             271,735
                                                           ------------        ------------        ------------        ------------
CASH, end of period                                        $  4,594,382        $    358,633        $  4,594,382        $    358,633
                                                           ============        ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
        Cash paid during the period for interest           $        151        $        250        $        151        $        250
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING ACTIVITIES:
        Capital lease obligations incurred                 $         --        $     12,000         $        --        $     12,000


The accompanying notes are an integral part of these condensed financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Overview

         BigStar Entertainment, Inc. is an online filmed entertainment superstore that sells videos, digital video discs, or DVDs, and laserdiscs. The Company has four web sites that target purchasers of filmed entertainment products. The Company's main web site, BigStar.com, offers approximately 34,000 filmed entertainment products, including feature films and educational, health and fitness and instructional videos. The Company's other websites are abcBigStar.com, which targets the children's filmed entertainment market, BigStarDVD.com, which focuses on DVD enthusiasts, and Astrophile.com, a content-only web site designed to attract customers to the Company's product web sites.

         The Company operates in the online retail industry, which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional retail outlets and other entities that maintain similar commercial web sites.

     Basis of Presentation

         The financial statements as of June 30,1999, for the three months ended June 30, 1998 and the period March 2, 1998 (inception) to June 30, 1998 and the three and six months ended June 30, 1999 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1999.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

         Revenue consists of sales of filmed entertainment in popular formats, primarily videos, and DVDs, over the Company's web sites and online advertising revenues. The Company recognizes revenue from its web sites when the products are shipped to customers and advertisements are served. Outbound shipping and handling charges are also included in net sales. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical returns experience.

     Cost of sales

         Cost of sales includes the cost of the filmed entertainment, as well as shipping and handling costs.

     Dependence on Supplier

         The Company's primary provider of filmed entertainment and related order fulfillment services is Baker & Taylor, Inc. ("B&T") from whom the Company obtained substantially all of its inventory in 1998 and the first six months of 1999. Although the Company has agreements with several order fulfillment providers, it has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing fulfillment relationships. There can be no assurance that the Company will maintain its relationship with B&T beyond the term of its existing strategic marketing agreement. Further, should the Company's relationship with B&T terminate unexpectedly, or should its relationships terminate with other providers of filmed entertainment products and related fulfillment services, it may not be able to find an alternative, comparable vendor capable of providing fulfillment services on satisfactory terms to the Company and, therefore, there may be an adverse effect on the Company's results of operations.

         In May 1999, the Company entered into a new Strategic Marketing Agreement ("Supplier Agreement") with B&T. The Supplier Agreement expires in December 2000, but has an automatic renewal option for 24 months unless cancelled in writing by either party with ninety days notice prior to the end of the preceeding term. In addition, the Company issued warrants to purchase 29,100 shares of the Company's common stock at a price of $8.25 per share, exerciseable at any time over the next three years. The fair value of these warrants will be amortized over the life of the supplier agreement.

     Net Loss Per Share

         The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended June 30, 1998, and the period from March 2, 1998 (inception) to June 30, 1998 and for the three and six month periods ended June 30, 1999 does not include the impact of 649,609 and 2,377,462 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

     Comprehensive Income

         During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three months ended June 30, 1998 (unaudited) and the period March 2, 1998 (inception) to June 30, 1998 (unaudited) and the three and six months ended June 30, 1999 (unaudited).

NOTE 2 - STOCKHOLDER'S EQUITY

     Issuance of Capital Stock

         During April 1999, the company sold 802,758 shares of common stock to Storie Partners, of which one of the Company's directors is the managing director, at a price of $3.73 per share for proceeds of $2,845,239, net of issuance costs of $150,000. The Company also issued a warrant to purchase 116,400 shares of the Company's common stock at $5.15 per share, exercisable at any time prior to April 1, 2003. As such, the Company determined the fair market value of the warrants to be immaterial under the Black-Scholes Option Pricing Model as the warrants were issued at an exercise price that was above the then fair market value of the Company's common stock. In connection with the sale of the common stock, warrants to purchase 69,840 shares of the Company's common stock at $6.45 per share were distributed to the placement agent, First Security Van Kasper. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrants. The Company determined the fair value of the warrants issued under the Black-Scholes Option Pricing Model to be approximately $24,322, based upon an expected life of 2 years, a risk free interest rate of 5.00%, expected volatility of 0% and a dividend yield of 0%.

         On August 2, 1999, the Company cancelled warrants to purchase 61,300 and 69,840 shares of the Company's common stock issued to First Security Van Kasper on February 18, 1999 and April 20, 1999, respectively, and a warrant to purchase 48,500 shares of the Company's common stock issued to a director of the Company, who is also a Managing Directory of First Security Van Kasper, on January 1, 1999. In connection with its initial public offering, the Company agreed to issue new warrants to First Security Van Kasper and the Managing Director, to purchase 160,000 and 80,000 shares of common stock, respectively, exercisable at a price of $10 per share, fully vested and exercisable beginning on the date of grant until August 2, 2004. The Company determined the fair value of the warrants issued under the Black-Scholes Option Pricing Model to be approximately $525,000, based upon an expected life of 5 years, risk free interest rate of 5.00%, expected volatility of 0% and a dividend yield of 0%. The Company allocated the net proceeds from the initial public offering to the common stock issued in the offering and to the new warrants.

         In addition, during April 1999, the Company sold an additional 592,018 shares of common stock at a price of $6.19 per share for total proceeds of $3,662,000.

         Included in the offering expenses for the equity financings in February and April 1999 is

$310,360 in fees paid to First Security Van Kasper. These fees have been recorded as an offset to the equity proceeds.

         On April 20, 1999, the Company issued a warrant to a director of the Company to purchase 24,250 shares of common stock at a price per share of $4.12, exercisable at any time prior to April 20, 2003. The Company determined the fair value of the warrant issued under the Black-Scholes Option Pricing Model to be immaterial based upon an expected life of 2 years, risk free interest rate of 5.00%, expected volatility of 0%, dividend yield of 0%, and a fair market of the Company's common stock of $3.73.

     Issuance of Stock Options

         The Company issued 270,873 options to purchase common stock to employees from April 1, 1999 through June 30, 1999. The options were granted at exercise prices ranging from $3.73 to $8.50 per share and vest over four-year periods. Of these options, 98,445 options were granted with exercise prices, which were lower than the fair market value of the Company's common stock. As such, the Company will record $390,846 of non-cash compensation expense over the vesting periods, which represents the difference between the exercise price and the fair market value of the underlying common stock.

         From April 1, 1999 to June 30, 1999, the Company granted 22,993 options to purchase common stock to consultants for marketing and technical consulting services at an exercise price of $6.19 per share. The options vest over a one year period. The Company determined the fair value of the options issued under the Black-Scholes Option Pricing Model to be approximately $29,198, based upon an expected life of 2 years, a risk free interest rate of 5.00%, expected volatility of 0% and a dividend yield of 0%. As such, the Company recorded a charge of $29,198 to consulting expense.

         In June 1999, the Company granted to each of two directors, stock options to purchase 12,125 shares of common stock at $10 per share. The options vest over a four-year period.

     Employee Stock Purchase Plan

     Effective August 2, 1999, the BigStar Entertainment, Inc. Employee Stock Purchase Plan became effective. The plan is designed to allow eligible employees of BigStar to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Employees who own 5% or more of the Company's common stock are not eligible to participate. Eligible employees may contribute from 1% to 15% of their gross earnings during a purchase period to purchase shares equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or the fair market value on the purchase date. The Company has reserved 300,000 shares for issuance under the Plan.

     Stock Split and Reverse Stock Split

     On May 3, 1999, the Company enacted a four-for-one stock split of its common stock. On July 6, 1999, the Board of Directors approved a .485-for-one reverse stock split of the Company's common stock effective August 2, 1999. Accordingly, all share and per share information in the accompanying financial statements has been retroactively restated to reflect the effects of the stock split and the reverse split.

NOTE 3 - RECENT EVENTS

     Initial Public Offering

         On August 2, 1999, the Company effected its initial public offering of common stock. A total of 2,500,000 shares were sold at a price of $10.00 per share. The offering resulted in net proceeds to the Company of approximately $22.25 million, net of an underwriting discount of $1.75 million and estimated offering expenses of $1.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with BigStar's financial statements and the related notes to those statements and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and the audited financial statements and related footnotes included herein and in the Company's Registration Statement on Form S-1 dated August 2, 1999.

         Given our short operating history and our limited operations during 1998, we believe that comparisons between the quarter and six-month periods ended June 30, 1999 and the quarter ended June 30, 1998 and the period from March 2, 1998 (inception) to June 30, 1998 would not be meaningful; therefore, these comparisons are not discussed below.

OVERVIEW

         BigStar was incorporated in March 1998. We began offering products for sale on our main web site, BigStar.com in May 1998. Until that time, our operating activities related primarily to the development of the BigStar.com web site.
         Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our web sites and order processing systems, and marketing, advertising and promotion expenses. As of June 30, 1999, we had an accumulated deficit of approximately $11 million. As we expand our business, we believe that our operating expenses will increase significantly primarily due to increased marketing, advertising and promotional expenses, strategic partnerships, software development and additional depreciation related to capital expenditures. As a result, we expect to incur operating and net losses and negative cash flow from operations for the next several years.

RESULTS OF OPERATIONS

         The three and six months ended June 30, 1999.

         NET SALES. Net sales were $3,001,546 for the quarter ended June 30, 1999 compared to $14,925 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, revenues rose to $4,455,326, compared to revenues of $14,925 for the period March 2, 1998 (date of inception) to June 30, 1998. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising revenues beginning in the second quarter of 1999. The Company recognized $283,612 in barter advertising revenues for the quarter and six-month periods ended June 30, 1999. The Company did not have advertising revenues in previous quarters. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements. Sales for the quarter and the period March 2, 1998 (date of inception) to June 30, 1998 include filmed entertainment products in the videocassette format, whereas sales for the quarter and six-month periods ended June 30, 1999 consisted of both the videocassette and DVD formats. Growth in sales of filmed entertainment products reflects a significant increase in units sold attributable to the growth of the Company's customer base as well as repeat purchases from existing customers of both videocassettes and DVDs.


         COST OF SALES. Cost of sales were $ 2,556,630 for the quarter ended June 30, 1999 compared to $8,963 for the quarter ended June 30, 1998. Gross profit for the quarter ended June 30, 1999 was $444,915 resulting in a gross margin of 14.8%. Cost of sales for the six months ended June 30, 1999 was $3,810,469 compared to $8,963 for the period March 2, 1998 (date of inception) to June 30, 1998. Gross profit for the six months ended June 30, 1999 was $644,856 resulting in a gross margin of 14.5%. Cost of sales includes the cost of merchandise sold and shipping and handling charges.

         The increase in the gross profit for the quarter ended June 30, 1999 over previous periods reflects advertising revenues and the higher percentage of videos sold at smaller discounts to their suggested retail price offset by the lower gross margins on DVDs which are typically sold at deeper discounts to their suggested retail price. BigStar's primary provider of filmed entertainment and related order fulfillment services is Baker & Taylor from whom BigStar obtained substantially all of its filmed entertainment products in 1998 and the first six months of 1999.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3,366,235 for the quarter ended June 30, 1999 compared to $40,086 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, sales and marketing expenses were $5,091,867, compared to $40,086 for the period March 2, 1998 (date of inception) to June 30, 1998. Sales and marketing expenses consist primarily of the costs of advertising, promotion and marketing programs, as well as personnel costs. Advertising expenses were $1,864,200 for the quarter ended June 30, 1999. For the six months ended June 30, 1999, advertising expenses were $2,846,781. The increase in advertising expenses for the 1999 periods reflects additional advertising purchases, including off-line media. Promotion expenses include the costs of promotional filmed entertainment products that are made available to customers who agree to receive notification of future promotions. The cost of promotional filmed entertainment products are based upon the price charged to BigStar by its supplier, and are expensed upon the shipment of the related filmed entertainment products to the customer. Shipping charges on promotional filmed entertainment products are included in cost of sales and the related customer billings are included in revenues. The cost of promotional filmed entertainment products and coupons totaled $1,253,202 and $1,713,255 for the quarter and six-month periods ended June 30, 1999 respectively. No promotional filmed entertainment products were made available to customers for the quarter ended June 30, 1998 and the period from March 2, 1998 (inception) to June 30, 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses were $867,555 for the quarter ended June 30, 1999 compared to $101,013 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expenses were $1,542,757 compared to $114,294 for the six months ended June 30, 1998. General and Administrative expenses include payroll and related expenses for executive, accounting and administrative personnel which were $419,286 and $52,500 for the quarters ended June 30, 1999 and 1998, respectively, and $633,286 and $52,500 for the six-month period ended June 30, 1999 and the period from March 2, 1998 (inception) to June 30, 1998, respectively. General and Administrative expenses also include professional fees and customer service costs which were $91,248 and $30,979 for the quarters ended June 30, 1999 and 1998, respectively, and $182,248 and $36,579 for the six month period ended June 30, 1999 and the period from March 2, 1998 (inception) to June 30, 1998, respectively.

         WEB SITE AND SOFTWARE DEVELOPMENT EXPENSES. Web site and software development expenses were $1,085,922 for the quarter ended June 30, 1999 compared to $111,998 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, web site and software development expenses were $1,868,320 compared to $127,200 for the period March 2, 1998 (date of inception) to June 30, 1998. Web site and administrative expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites which totaled $843,485 and $1,418,485 for the quarter and six-month periods ended June 30, 1999, respectively. These expenses also include costs of systems and telecommunications services, which totaled $140,814 and $257,814 for the quarter and six-month periods ended June 30, 1999, respectively. The cost of content purchased and licensed from third parties totaled $86,754 and $138,754 for the quarter and six-month periods ended June 30, 1999, respectively. The increase primarily relates to additional personnel and connectivity costs associated with increasing access to, and the performance of, our web sites as well as additional content to improve the traffic to the site.

         NET LOSS. BigSar's net loss was approximately $4,821,842 for the quarter ended June 30, 1999 and $247,135 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, the net loss amounted to $7,787,609 compared to $275,618 for the period from March 2 1998 (inception) to June 30, 1998. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operating cash requirements primarily through sales of our common stock. During the second quarter of 1999, we sold an additional 1,394,776 shares of common stock for net proceeds of $6,506,914. At June 30, 1999 our cash was $4,594,382. In August of 1999, we completed our initial public offering and raised net proceeds of approximately $22,250,000 through the sale of 2,500,000 shares of common stock.

         Net cash used in operating activities for the quarter ended June 30, 1999 of $3,627,516 was primarily due to our net loss of $4,821,842, offset by an increase in accounts payable and accrued expenses of $1,068,058. In addition, during the quarter ended June 30, 1999 we issued options and warrants to purchase 325,630 shares to board members and also for investment advisory, marketing and technical services and strategic relationships. These options and warrants become exercisable upon dates ranging from the date of grant to four years after the date of grant, at exercise prices from $3.73 to $20.62.

         For the six months ended June 30, 1999 net cash used in operating activities of $5,814,684 was primarily due to our net loss of $7,787,609 offset by an increase in accounts payable and accrued expenses of $1,783,992 and the reduction in cash in escrow of $453,000. Additional operating uses of cash were the increase in accounts receivable and prepaids of $249,314 and $234,997 respectively. In addition, during the six months ended June 30, 1999 we issued options and warrants to purchase 573,011 shares to board members, consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 19,400 shares in exchange for occupancy services. These options and warrants become exercisable upon dates ranging from the date of grant to five years after the date of grant, at exercise prices from $3.73 to $20.62 and have expiration dates from 1 to 10 years after the date of grant.

         The increase in accounts payable and accrued expenses results primarily from the increase in purchases of filmed entertainment products, advertising and promotional products over the preceding quarter. The increase in accounts receivable is due to the lag between the shipment of filmed entertainment products and the resulting settlement with the credit card processor, and the related lag between the acceptance by the processor of the charges and the remittance of funds to BigStar's bank account. Net cash used in investing activities for the quarter and six-month periods ended June 30, 1999 of $263,132 and $577,433, respectively, was used primarily for purchases of computer equipment, office equipment and furniture.

         At June 30, 1998, BigStar's principal commitments consisted of obligations for advertising under cancelable agreements, which were approximately $648,664 and guaranteed lease obligations of approximately $636,579.

         We have no material commitments for capital expenditures but anticipate future purchases of approximately $4,000,000 for hardware and related software enhancements of our web sites during the next 12 months. These expenditures would expand the capabilities of our web sites to allow access by more customers and to enhance customer's experiences on our web sites. These expenditures are expected to be funded by our existing cash balances.

         We believe that our existing cash balances will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for at least the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the section entitled "Risk Factors" that may affect our results of operations and financial condition. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. We cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

SEASONALITY AND REVENUE FLUCTUATIONS

         BigStar's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business. Seasonal fluctuations in sales of filmed entertainment products may affect our sales. Fluctuations in revenue also may result from the timing of hit releases on video cassettes and DVD.

YEAR 2000 COMPLIANCE

         Our failure to address potential year 2000 malfunctions in our computer and non-information technology equipment and systems and those of our business partners could result in our suffering business interruption, financial loss, reputational harm and legal liability.

         Prior to purchasing information technology systems, we have received confirmation from our vendors that the systems are year 2000 compliant. Systems developed by third parties on our behalf were designed to be year 2000 compliant. We do not have any significant non-information technology equipment or systems.

         We have addressed year 2000 compliance risks related to our subcontractors, strategic partners, suppliers, service providers and other third-party relationships. In particular, our business is dependent upon the operations and technology of various Internet sites, merchant acquiring banks, product wholesalers and credit card issuers.

         Year 2000 compliance problems also could undermine the general infrastructure necessary to support BigStar's operations. For example, we depend on third-party Internet Service Providers, or ISPs, or hosting centers to provide connections to the Internet and to customer information systems. Any interruption of service from ISPs or hosting centers to provide connections could result in a temporary interruption of the operation of our web sites. Any interruption in the security, access, monitoring or power systems at the ISPs or hosting centers could result in an interruption of services. Moreover, it is difficult to predict what effect year 2000 compliance problems will have on the integrity and stability of the Internet.

         Should we identify any problem with respect to our year 2000 readiness, we will seek to develop a remedy, test the proposed remedy and prepare a contingency plan, if necessary. We intend to develop contingency plans to resolve our most reasonably likely worst case year 2000 problems, which have not yet been identified. If any of our third-party suppliers are not year 2000 compliant, we will attempt to replace them with a year 2000 compliant supplier.

We expect to be Year 2000 compliant early in the fourth quarter of 1999. We do not expect the costs of year 2000 compliance to be material to our operations.

         BigStar does not have any material contracts with external contractors to assist us in completing our year 2000 compliance effort. In addition, no employees have been hired or reassigned to complete our year 2000 compliance.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         WE HAVE A LIMITED OPERATING HISTORY AND MAY FACE DIFFICULTIES TYPICALLY ENCOUNTERED BY DEVELOPMENT STAGE COMPANIES IN NEW AND RAPIDLY EVOLVING MARKETS. We commenced operations in March 1998 and face the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, such as online commerce. These risks include our ability to:

         -        continue to expand our customer base;

         -        generate repeat business from existing customers;

         - respond to changes in a rapidly evolving and unpredictable business environment;

         - successfully compete against other companies that sell our products;

         -        maintain current and develop new strategic relationships;

         -        manage growth;

         -        continue to develop and upgrade our technology; and

         -        attract, retain and motivate qualified personnel.

         WE LACK SIGNIFICANT REVENUES AND EXPECT SIGNIFICANT CONTINUING LOSSES. We have not achieved profitability and expect to continue to incur significant operating losses and net losses for at least the next several years. As of June 30, 1999, our accumulated deficit was approximately $11 million.

         We expect that our operating expenses will increase substantially as we continue to expand our business. As a result, we will need to generate significantly more revenues to achieve profitability. We may not be able to do so. We may also require additional financing. We may not be able to obtain the financing or obtain it on terms acceptable to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing, our business, operating results and financial condition may be materially harmed.

         OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH OF ONLINE COMMERCE. If online commerce does not continue to grow or grows more slowly than expected, our business will be materially harmed. A number of factors could slow the growth of online commerce, including the following:

         - the network infrastructure required to support a substantially larger volume of transactions may not be developed;

         -        government regulation may increase;

         - telecommunications capacity problems may result in slower response times; and

         - consumers may have concerns about the security of online commerce transactions.

         WE COMPETE WITH OTHER ONLINE RETAILERS AND TRADITIONAL FILMED ENTERTAINMENT RETAILERS WHO MAY BE MORE SUCCESSFUL THAN WE ARE IN ATTRACTING AND RETAINING CUSTOMERS. The retail filmed entertainment industry is intensely competitive. In addition, the online commerce market for retail filmed entertainment sales is new, rapidly evolving and competitive. If we are unable to successfully compete against other retailers of filmed entertainment products, our business, operating results and financial condition would be materially harmed.

         Price competition in our industry also is intense, and price is one of the principal factors on which consumers base their purchasing decisions. Price competition may reduce our gross margins, which could materially harm our business, operating results and financial condition. Some of our competitors use aggressive pricing policies to build market share. Some also have adopted business models that include selling filmed entertainment products for less than their product cost and not charging customers for shipping and handling. Software applications are also available that can determine which online site has the lowest price for a particular title which could direct customers to our competitors' sites.

         Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, we believe some of our competitors devote substantially more resources to web site and systems development than we do.

         WE DEPEND UPON STRATEGIC MARKETING RELATIONSHIPS TO GENERATE SALES. We use strategic marketing relationships to attract new customers, and this is an important part of our growth strategy. These relationships may not generate significant numbers of new customers. Alternatively, these relationships may be successful at generating new customers, but we may not be able to maintain these customer relationships or enter into more of them. If any of these events were to occur, it could materially harm our business, operating results and financial condition.

         OUR RELIANCE ON E-MAIL MARKETING COULD LEAVE US VULNERABLE IF CONSUMERS REJECT THIS MARKETING TECHNIQUE OR ADDITIONAL GOVERNMENTAL RELATION ARISES. E-mail marketing is a significant part of our growth strategy. If the acceptance or use of e-mail marketing is limited by consumer fear of e-mail computer viruses or additional government regulation, it could harm our business.

         To date, Congress has not enacted any legislation regulating commercial e-mail, but a number of bills are pending. One proposed law would prohibit online operators from sending most unsolicited commercial e-mail where the operators have no existing or personal relationship with the recipient and the e-mail is not sent at the request of or with the express consent of the recipient. Another proposed law would require operators of web sites and online services to disclose to users the personal information the operators have collected and the personal information that it may share with other firms. It would further require operators to provide simple processes for users to provide or withhold consent to the operators' dissemination of the information.

         In the absence of federal legislation, many states, including California, Connecticut, Delaware, Iowa, Nevada, North Carolina, Oklahoma, Rhode Island, Tennessee, Virginia, Washington and West Virginia, have passed laws limiting the use of e-mail marketing. Because these laws have focused primarily on unsolicited e-mail marketing, BigStar's business has yet to be affected by current legislation. Other states have begun to consider placing restrictions on e-mail marketing. If Congress or additional states pass legislation restricting commercial uses of e-mail, it could harm our ability to communicate with existing customers and attract new customers. Our sales growth could be affected, which could materially harm our business, operating results and financial condition.

         OUR RAPID GROWTH IS PLACING A SIGNIFICANT STRAIN ON OUR RESOURCES. We anticipate continued rapid expansion of our operations. If we are unable to manage our growth effectively, our business could be materially harmed. Our rapid expansion has placed a significant strain on our ability to manage our growth, including our ability to monitor operations, bill customers, control costs and maintain effective quality controls. Our anticipated future expansion will increase this strain.

         Our senior management team has been assembled in a very short period. These individuals have not previously worked together. The ability of our senior managers to work together effectively as a team is critical to successfully managing our growth.

         WE MUST MAINTAIN SATISFACTORY VENDOR RELATIONSHIPS TO COMPETE SUCCESSFULLY. We rely on wholesalers to fill our customers' orders. Our primary vendor of filmed entertainment products is Baker & Taylor Entertainment, from whom we obtained substantially all of our inventory in 1998 and the first six months of 1999. We also obtain filmed entertainment products from Valley Media and Rentrak. We are dependent upon maintaining these relationships for filling our customers' orders because there are only a limited number of wholesalers who sell filmed entertainment products. If we are unable to maintain suitable relationships with vendors, we will be materially harmed.

         As we continue to grow, our wholesalers will need to satisfy our increasing product requirements on a timely basis. They also must continue to provide adequate selections of filmed entertainment titles and competitive prices. If our wholesalers are unable or unwilling to do so, it would materially harm our ability to compete, which would in turn materially harm our business, operating results and financial condition.

         WE COULD EXPERIENCE SYSTEM FAILURES THAT INTERFERE WITH CUSTOMERS' ACCESS TO OUR ONLINE SUPERSTORE. Our business depends on, the efficient and uninterrupted operation of our computer and communications, hardware and software systems. Systems interruptions that cause our web sites to be unavailable or that reduce our ability to process transactions could materially harm our business, operating results and financial condition. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We have fully redundant systems but have not yet established a formal disaster recovery plan.

         ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS. To protect confidential information, we rely on encryption technology, which transforms information into a code designed to be unreadable by third parties. We also use authentication technology that utilizes passwords and other information to prevent unauthorized persons from accessing a customer's information. If a person circumvents our security measures, he or she could misappropriate confidential information about us, or our customers, or cause interruptions in our operations. Security breaches that result in access to confidential information also could damage our reputation and expose us to a risk of loss or liability. In addition, we may be required to make significant expenditures and expend considerable effort to try and protect against security breaches or remedy problems caused by these breaches.

         IF WE FAIL TO KEEP PACE WITH RAPID CHANGES INVOLVING THE INTERNET, IT COULD MATERIALLY HARM OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS. Internet technology, commercial applications and online uses are all rapidly evolving. If we do not successfully respond to rapid changes involving the Internet, our business will be materially harmed. For example, we must respond to marketplace developments in a timely and cost-effective manner. In this regard, we must continue to develop, enhance and improve the responsiveness and features of our web sites and develop new features to meet customer needs. We also must respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, including the development of technology to sell digital filmed entertainment to consumers through systems that can accommodate delivery of video, audio, data and other services.

         WE DO NOT PUBLISH OUR OWN EDITORIAL CONTENT, WHICH MEANS WE MUST RELY ON LICENSED THIRD-PARTY CONTENT ON OUR WEB SITES. We license third-party content, including filmed entertainment reviews, news reports and features, in order to attract and retain web site users. If we are unable to obtain desirable content from our content licensors or from new licensors, it could reduce visits to our web sites, which could materially harm our business. In addition, if we are unable to obtain content at an acceptable cost, it could materially harm our ability to compete and our operating results and financial condition.

         WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. We regard our trademarks, trade secrets and similar intellectual property as important to our success. We have applied for the registration of some of our trademarks and service marks in the United States. However, our efforts to establish and protect our intellectual property rights may be inadequate to prevent misappropriation or infringement of our intellectual property rights. If we are unable to safeguard our intellectual property rights, it could materially harm our business, operating results and financial condition.

         WE MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. We have established a network of links with numerous small online sites. Many of the sites may not have licenses for the use of the intellectual property that they display. The copyright holders of this intellectual property or their licensees may assert infringement claims against our affiliate partner sites and us because of our relationships with these sites.

         Although we believe that our use of third-party material on our web sites is permitted under current provisions of copyright law, some aspects of Internet content and commerce law are not clearly settled. We may therefore be the subject of alleged infringement claims of the trademarks and other intellectual property rights of third parties. If we become subject to these types of claims, our business could be materially harmed even if we successfully defend against the claims. It also is possible that future legal developments would prohibit us from having rights to downloadable information, sound or video.

         THE PROTECTION OF OUR DOMAIN NAMES IS UNCERTAIN BECAUSE THE REGULATION OF DOMAIN NAMES IS SUBJECT TO CHANGE. We currently hold various web domain names relating to our brand, including BigStar.com, abcBigStar.com, BigStarDVD.com and Astrophile.com. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we may conduct business. If our ability to acquire or maintain domain names is limited, it could materially harm our business, operating results and financial condition.

         WE ARE SUBJECT TO GOVERNMENT REGULATION AND LEGAL LIABILITIES THAT MAY BE COSTLY AND MAY INTERFERE WITH OUR ABILITY TO CONDUCT BUSINESS. Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. These laws and regulations could expose us to compliance costs and substantial liability, which could materially harm our business, operating results and financial condition. In addition, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws would also be likely to impose additional burdens on our business.


         WE MAY BE SUBJECT TO LIABILITY FOR SALES AND OTHER TAXES. We do not collect sales or other similar taxes in most states, although we do so in New York, California and Illinois. Our business could be materially harmed if additional sales and similar taxes are imposed on us, or if penalties are assessed on us for past nonpayment of these taxes. Recently adopted legislation provides that, prior to October 2001, a state cannot impose sales taxes on products sold on the Internet unless these taxes could be charged on non-Internet transactions involving the products. During this moratorium, it is possible that taxing mechanisms may be developed that would, following the moratorium, impose increasing sales and similar tax burdens on us. If these burdens are placed on us, our business could be materially harmed and there could be a material adverse effect on our operating results and financial condition.

         OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL. Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly David Friedensohn, our Chief Executive Officer and Chairman of the Board, and David Levitsky, our Executive Vice President and General Manager. We have entered into an employment agreement with David Friedensohn. The agreement provides that he will be employed as the Chief Executive Officer of BigStar for an unspecified period of time. Both BigStar and Mr. Friedensohn may terminate the agreement at any time. If terminated without cause, Mr. Friedensohn will be entitled to severance pay equal to two years of his then current base salary. We have no employment contracts with any of our other senior management or key personnel. If one or more members of our management team become unable or unwilling to continue in their present positions, our business could be materially harmed.

         We have purchased key-man life insurance in the amounts of $1,000,000 for David Friedensohn and $500,000 for David Levitsky with BigStar as the named beneficiary. The benefits received under these policies would not be sufficient to compensate BigStar for the loss of the services of Mr. Friedensohn or Mr. Levitsky should suitable replacements not be employed.

         In addition, to manage our anticipated growth, we must hire more employees. Competition for personnel, particularly those having software development and other technical expertise, is intense. If we are unable to hire additional qualified employees, our growth could be impaired.

         WE MAY EXPERIENCE PROBLEMS FROM COMPUTER SYSTEMS THAT ARE NOT READY ON A TIMELY BASIS TO PROCESS INFORMATION ASSOCIATED WITH THE YEAR 2000. Many existing software programs may not accurately process dates arising in the year 2000 and after because they use only two digits to identify a year and assume that the two missing digits are always "19." We cannot assure you that all of the computer systems and related products and software that are important to our business will be ready by the deadline to address the concerns arising from the year 2000 problem. If they are not ready, we may experience difficulty in properly managing our web sites and face the possibility of business interruptions, financial loss, reputational harm and legal liability. Any of these could materially harm our business, operating results and "financial condition.

         Our business is dependent upon the operations and technology of various Internet sites, merchant acquiring banks, product wholesalers and credit, card issuers, as well as, other third parties. Our business, operating results and financial condition may be materially harmed if these or other third parties are not year 2000 compliant on a timely basis.

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933, as amended (the "Securities Act"), (File No. 333-77963) relating to the Company's initial public offering of its common stock, was August 2, 1999. A total of 2,500,000 shares of the Company's common stock were sold to an underwriting syndicate. The managing underwriters were Prudential Securities Incorporated, Wasserstein Perella Securities, Inc. and First Security Van Kasper. The offering was commenced and completed on August 3, 1999, at an initial public offering price of $10.00 per share. The initial public offering resulted in gross proceeds of $25.0 million, $1.75 million of which was applied to the underwriting discount and approximately $1.0 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $22.25 million. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director, officer or general partner of the Company or any of their associates, or to any persons owing ten percent or more of any class of the Company's equity securities, or any affiliates of the Company.

         On May 3, 1999, the Company filed a Certificate of Amendment of Certificate of Incorporation that (i) increased the total number of shares the Company is authorized to issue to 50,000,000 shares, consisting of 40,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share, and (ii) caused each issued and outstanding share of common stock of the Company to be split into four (4) shares of common stock.

         On July 28, 1999, the Company filed a Certificate of Amendment of Certificate of Incorporation that converted each issued and outstanding share of common stock of the Company into .485 shares of validly issued, fully paid and nonassessable shares of common stock of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 21, 1999, the Company held an annual meeting of stockholders. Of the 6,042,312 shares outstanding as of June 4, 1999, 3,955,189 shares were present in person or by proxy. The stockholders voted on the following four proposals, (i) to ratify the election of directors of the Company, (ii) to ratify the appointment of the accountants of the Company, (iii) to approve an increase in the authorized number of shares reserved for issuance under the Company's Amended 1999 Stock Option and Incentive Plan to 1,455,000 shares of common stock and (iv) to approve the 1999 Employee Stock Purchase Plan, which provides the employees of the Company with the opportunity to purchase an aggregate of 300,000 shares of common stock through payroll deductions.

(a) The table below presents the results of the election to the Company's board of directors:

                                           Votes For      Withhold Authority
                                           ---------      ------------------
         David Friedensohn                 3,947,429              7,760
         David Levitsky                    3,947,429              7,760
         D. Jonathan Merriman              3,947,429              7,760
         William Lansing                   3,947,429              7,760
         Steven A. Ledger                  3,947,429              7,760
         Marleen McDaniel                  3,947,429              7,760
         I. Martin Pompadur                3,947,429              7,760


(b) The stockholders ratified the appointment of Arthur Andersen LLP as the independent public accountants of the Company for the fiscal years ending December 31, 1998 and 1999. This proposal received 3,955,189 votes for and none against or abstaining.

(c) The stockholders approved an increase in the authorized number of shares of common stock reserved for issuance upon the exercise of stock options or the grant of securities under the Company's Amended 1999 Stock Option and Incentive Plan to 1,455,000 shares. This proposal received 3,939,669 votes for, 7,760 votes against and 7,760 votes which abstained.

(d) The stockholders approved the 1999 Employee Stock Purchase Plan, which provides employees of the Company with an opportunity to purchase an aggregate of 300,000 shares of common stock through payroll deductions. This proposal received 3,947,429 votes for, 7,760 votes against and no votes which abstained.

         On July 15, 1999, the stockholders of the Company approved by Action by Written Consent of Stockholders an amendment to the Certificate of Incorporation to declare a .485-for-one reverse stock split of the common stock of the Company. This proposal received 4,759,787 votes for and none against or abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits:

         27       Financial Data Schedule.

(b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BIGSTAR ENTERTAINMENT, INC.


Dated:  September 16, 1999     By:/s/ David Friedensohn
                                  ----------------------------------
                                  David Friedensohn, Chief Executive Officer


Dated:  September 16, 1999     By:/s/ Robert S. Yingling
                                  ----------------------------------
                                  Robert S. Yingling, Chief Financial Officer
                                  and Vice President-Finance

                       DRAFT-FOR DISCUSSION PURPOSES ONLY


                                  EXHIBIT INDEX

         Exhibits

         27       Financial Data Schedule.