Form 10-Q
period 1999-09-30
BIGSTAR ENTERTAINMENT INC /NY
filed 1999-11-15
CIK 1058430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

(STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)



             19 FULTON STREET - 5TH FLOOR - NEW YORK, NEW YORK 10038
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (212) 981-6300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


Indicate the number of shares outstanding of each of the issuer's classes of common stock, $.001 par value, as of the latest practicable date:

            8,542,311 shares of common stock as of November 12, 1999

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1999


                                      INDEX


                                     PART I.
                              FINANCIAL INFORMATION

                                                                                   PAGE NO.
                                                                                   --------
ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998 ........       3

Statements of Operations for the nine months ended September 30, 1999
(unaudited) and the period March 2, 1998 (Date of Inception) to September 30,
1998 (unaudited) and the three months ended September 30, 1999 (unaudited) and
1998 (unaudited) ..............................................................       4

Statements of Cash Flows for the nine months ended September 30, 1999
(unaudited) and the period March 2, 1998 (Date of Inception) to September 30,
1998 (unaudited) and the three months ended September 30, 1999 (unaudited) and
1998 (unaudited) ..............................................................       5

Notes to Condensed Financial Statements .......................................       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS .................................................................       9



                                    PART II.
                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................      18

SIGNATURES ....................................................................      19

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           BIGSTAR ENTERTAINMENT, INC.
                      BALANCE SHEETS AT SEPTEMBER 30, 1999
                              AND DECEMBER 31, 1998

                                                                   September 30,       December 31,
                                                                        1999              1998
                                                                   -------------       ------------
                                                                   (unaudited)
ASSETS:
Cash and cash equivalents ....................................     $ 22,154,426        $    363,124
Cash held in escrow ..........................................               --             453,000
Accounts receivable, net of allowance ........................          563,531              61,121
Prepaids and other current assets ............................        1,055,128               8,711
                                                                   ------------        ------------
Total current assets .........................................       23,773,085             885,956
                                                                   ------------        ------------
Property and equipment, net ..................................        1,265,037             452,134
Other assets .................................................          545,901                  --
                                                                   ------------        ------------
Total assets .................................................     $ 25,584,023        $  1,338,090
                                                                   ============        ============
LIABILITIES:
Accounts payable .............................................     $  2,614,349        $    380,540
Accrued expenses .............................................        2,710,674           1,197,776
Accrued payroll costs ........................................          170,000             243,240
Current portion of capital lease obligation ..................            8,038              11,031
                                                                   ------------        ------------
Total current liabilities ....................................        5,503,061           1,832,587
                                                                   ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock ..............................................               --                  --
Common stock .................................................            8,541               3,022
Additional paid-in capital ...................................       36,924,632           2,361,716
Subscribed stock .............................................               --             453,000
Deferred compensation ........................................         (479,996)            (64,414)
Accumulated Deficit ..........................................      (16,372,215)         (3,247,821)
                                                                   ------------        ------------
        Total stockholders' equity (deficit) .................       20,080,962            (494,497)
                                                                   ------------        ------------
                                                                   ------------        ------------
        Total liabilities and stockholders' equity (deficit)..     $ 25,584,023        $  1,338,090
                                                                   ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                           BIGSTAR ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months         March 2, 1998         Three months           Three months
                                                    Ended          (Date of Inception)          Ended                 Ended
                                                 September 30,       To September 30,        September 30,         September 30,
                                                     1999                  1998                  1999                  1998
                                                 ------------          ------------          ------------          ------------
NET SALES                                        $  8,126,528          $    188,025          $  3,671,202          $    173,100
COST OF SALES                                       6,345,528               163,013             2,535,059               154,050
                                                 ------------          ------------          ------------          ------------
        Gross profit                                1,781,000                25,012             1,136,143                19,050
OPERATING EXPENSES
        Sales and marketing                         9,486,175               292,173             4,394,308               252,087
        Web site and software development           3,239,581               454,140             1,371,261               326,940
        General and administrative                  2,431,932               321,847               889,175               207,553
                                                 ------------          ------------          ------------          ------------
                  Total operating expenses         15,157,688             1,068,160             6,654,744               786,580

                                                 ------------          ------------          ------------          ------------
                  Loss from operations            (13,376,688)           (1,043,148)           (5,518,601)             (767,530)
INTEREST INCOME (EXPENSE), net                        252,294                (2,336)              181,816                (2,336)

         Net Loss                                $(13,124,394)         $ (1,045,484)         $ (5,336,785)         $   (769,866)
                                                 ============          ============          ============          ============

PER SHARE INFORMATION:

        Net loss per share -
                 Basic and diluted               $      (2.26)         $      (0.43)         $      (0.70)         $      (0.29)
                                                 ============          ============          ============          ============
       Weighted average common shares
           outstanding -
                 Basic and diluted                  5,805,801             2,451,106             7,645,572             2,662,700
                                                 ============          ============          ============          ============


The accompanying notes are an integral part of these condensed financial statements

                           BIGSTAR ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine months        March 2, 1998       Three months       Three months
                                                                 Ended        (Date of Inception)       Ended              Ended
                                                             September 30,      To September 30,     September 30,     September 30,
                                                                  1999                1998               1999               1998
                                                             -------------       -------------       ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                             $(13,124,394)       $ (1,045,484)       $ (5,336,785)     $   (769,866)
        Adjustments to reconcile net loss to net
           cash used in operating activities -
        Depreciation and amortization                             219,624              12,772             100,892             8,772
        Allowance for doubtful accounts                            15,000                  --                 655                --
        Non-cash common stock option and warrant
           expenses                                               205,949             124,706              91,671            79,706
       Changes in assets and liabilities -
           Cash in Escrow                                         453,000                  --                  --                --
           Accounts receivable                                   (517,410)            (19,446)           (268,096)           (7,158)
           Prepaids and other current assets                   (1,046,417)             (9,384)           (811,420)           (9,384)
           Other non current assets                              (545,901)               (533)           (518,790)               37
           Accounts payable and accrued expenses                3,673,467             459,444           1,889,475           379,601
                                                             ------------        ------------        ------------      ------------
           Net cash used in operating activities              (10,667,082)           (477,925)         (4,852,398)         (318,292)
                                                             ------------        ------------        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                   (1,032,527)           (119,974)           (455,094)          (53,423)
                                                             ------------        ------------        ------------      ------------
           Net cash used in investing activities               (1,032,527)           (119,974)           (455,094)          (53,423)
                                                             ------------        ------------        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock             33,946,904           1,882,813          22,008,918         1,297,706
        Proceeds from subscribed stock                           (453,000)                 --                  --                --
        Repayment of capital lease obligations                     (2,993)               (565)                 --              (275)
        Deferred Registration Costs                                    --                  --             858,618                --
                                                             ------------        ------------        ------------      ------------
           Net cash provided by financing activities           33,490,911           1,882,248          22,867,536         1,297,431
                                                             ------------        ------------        ------------      ------------

                                                             ------------        ------------        ------------      ------------
           Net increase in cash                                21,791,302           1,284,349          17,560,044           925,716
                                                             ------------        ------------        ------------      ------------

CASH AND CASH EQUIVALENTS, beginning of period                    363,124                  --           4,594,382           358,633
                                                             ------------        ------------        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                     $ 22,154,426        $  1,284,349        $ 22,154,426      $  1,284,349
                                                             ============        ============        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest             $         --        $         --        $         --      $         --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
        Capital lease obligations incurred                   $         --        $     12,000        $         --      $         --


The accompanying notes are an integral part of these condensed financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Overview

         BigStar Entertainment, Inc. ("BigStar" or the "Company") is an online marketing company specializing in filmed entertainment. It began offering products for sale on its main web site, Bigstar.com in May 1998. Bigstar.com is an entertainment superstore for movie lovers and features more than 70,000 filmed entertainment products including feature films, educational, instructional, TV series, and fitness shows in all formats including videos, DVDs and laserdisc. The site integrates over a dozen filmed entertainment information databases, featuring reviews, celebrity chats, star biographies, and daily movie news. BigStar's customers can purchase videos and DVD's at discount prices or take advantage of special promotions daily on the site. BigStar has developed proprietary direct e-mail marketing technology that allows it to customize promotions and communications to its customers based on demographics, prior purchase history and browsing behavior.

         The Company operates in the online retail industry, which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional retail outlets and other entities that maintain similar commercial web sites.

     Basis of Presentation

         The financial statements as of September 30,1999, for the nine months ended September 30, 1999 and the period March 2, 1998 (date of inception) to September 30, 1998 and the three month periods ended September 30, 1999 and 1998 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial information included in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim periods ended September 30, 1999 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 1999.

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

     Revenue Recognition

         Revenue consists of sales of filmed entertainment in popular formats, primarily videos, and DVDs, over the Company's web sites and online advertising and promotional revenues. The Company recognizes revenue from its web sites when the products are shipped to customers and when advertisements and promotional items are served. Outbound shipping and handling charges are also included in net sales. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical return experience.

For the quarter and nine months ended September 30, 1999, net revenues included barter revenues of 9.3% and 7.7%, respectively.


     Cost of sales

         Cost of sales includes the cost of the filmed entertainment, as well as shipping and handling costs.


     Dependence on Supplier

         The Company's primary provider of filmed entertainment products and related order fulfillment services is Baker & Taylor, Inc. ("B&T"), from whom the Company obtained substantially all of its inventory in 1998 and the first nine months of 1999. The current contract extends through December 31, 2000 and includes renewal options for two year increments. Although the Company has agreements with several order fulfillment providers, it has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing fulfillment relationships.


     Net Loss Per Share

         The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended September 30, 1998, and the period from March 2, 1998 (date of inception) to September 30, 1998 and for the three and nine month periods ended September 30, 1999 does not include the impact of 961,134 and 2,469,423 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

     Computer Software Developed for Internal Use

        The Company adopted the American Institute of Certified Public Accounts Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs incurred during the preliminary project stage be expensed and provides for the capitalization of direct costs of materials and services, and payroll costs incurred once various capitalization criteria have been met. In accordance with the provision of SOP 98-1, during the three months ended September 30, 1999, the Company capitalized $142,352 of costs incurred related to the development of internal use software. The Company did not capitalize costs in earlier periods as the criteria of SOP 98-1 were not met.

     Comprehensive Income

        During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three months ended September 30, 1998 (unaudited) and the period March 2, 1998 (inception) to September 30, 1998 (unaudited) and the three and nine months ended September 30, 1999 (unaudited).

NOTE 2 - STOCKHOLDER'S EQUITY

     Initial Public Offering

         On August 2, 1999, the Company completed an initial public offering of common stock. A total of 2,500,000 shares were sold at a price of $10.00 per share. The offering resulted in net proceeds to the Company of $22,008,918, net of an underwriting discount of $1,750,000 million and offering expenses of $1,241,082.


         On August 2, 1999, in connection with it's Initial Public Offering the Company cancelled warrants to purchase 61,300 and 69,840 shares of the Company's common stock issued to First Security Van Kasper on February 18, 1999 and April 20, 1999, respectively, and a warrant to purchase 48,500 shares of the Company's common stock issued to a director of the Company, who is also a Managing Directory of First Security Van Kasper, on January 1, 1999. Concurrently the Company issued new warrants to First Security Van Kasper and the Managing Director, to purchase 160,000 and 80,000 shares of common stock, respectively, exercisable at a price of $10 per share, fully vested and exercisable from the date of grant to August 2, 2004. The Company determined the fair value of the warrants issued under the Black-Scholes Option Pricing Model to be approximately $525,000, based upon an expected life of 5 years, risk free interest rate of 5.00%, expected volatility of 0% and a dividend yield of 0%. The Company allocated the net proceeds from the initial public offering to the common stock issued in the offering and to the new warrants.

     Issuance of Stock Options

         The Company issued 59,201 options to purchase common stock to employees from July 1, 1999 through September 30, 1999. The options were granted at exercise prices ranging from $5.44 to $10.00 per share and vest over four-year periods. No options were granted with exercise prices lower than the fair market value of the Company's common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with BigStar's financial statements and the related notes to those statements and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" that may affect our results of operations and financial condition and the unaudited financial statements and related footnotes included herein and the audited financial statements in the Company's Registration Statement on Form S-1 dated August 2, 1999.

        This Form 10-Q includes forward-looking statements based on our current expectations, assumptions, estimates and projections about BigStar and our industry. These forward-looking statements are identified by words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

         Given our short operating history and our limited operations during 1998, we believe that comparisons between the quarter and nine-month periods ended September 30, 1999 and the quarter ended September 30, 1998 and the period from March 2, 1998 (date of inception) to September 30, 1998 would not be meaningful; therefore, these comparisons are not discussed below.

OVERVIEW

         BigStar Entertainment, Inc. was incorporated in March 1998. It began offering products for sale on its main web site, Bigstar.com in May 1998. BigStar.com is an entertainment superstore for movies lovers and features more than 70,000 filmed entertainment products including feature films, educational, instructional, TV series, and fitness shows in all formats including videos, DVDs and laserdisc. The site integrates over a dozen filmed entertainment information databases, featuring reviews, celebrity chats, star biographies, and daily movie news. According to the October report of Pc Data, Bigstar ranked as the leading site exclusively dedicated to filmed entertainment in their "Top 20 Web Retailers Among US Home Internet Users Survey," with 1.4 Million unique users.

         Bigstar's customers can purchase videos and DVDs at discount prices or take advantage of special promotions daily on the site.

         BigStar is a direct marketing company that has developed proprietary direct e-mail marketing technology that allows it to customize promotions and communications to its customers based on demographics, prior purchase history and browsing behavior. Management is considering various alternatives with respect to leveraging the technology it has developed related to its proprietary direct marketing software. Such alternatives include but are not limited to the licensing of or spin off or sale of various components of the software.

         Since our inception, we have incurred significant operating losses. These losses resulted primarily from development costs associated with building our web sites and order processing systems, and marketing, advertising and promotion expenses. As of September 30, 1999, we had an accumulated deficit of approximately $16.4 million. As we expand our business, we believe that our operating expenses will increase significantly, primarily due to increased marketing, advertising and promotional expenses, strategic partnerships, software development and additional depreciation related to capital expenditures. As a result, we expect to incur operating and net losses and negative cash flow from operations.

RESULTS OF OPERATIONS

         The three and nine months ended September 30, 1999.

         NET SALES. Net sales were $3,671,202 for the quarter ended September 30, 1999 compared to $173,100 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, revenues rose to $8,126,528, compared to revenues of $188,025 for the period March 2, 1998 (date of inception) to September 30, 1998. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues beginning in the second quarter of 1999. The Company recognized $730,175 and $1,013,787 in advertising and promotional revenues, including $343,787 and $627,399 of barter revenue, respectively, for the quarter and nine months ended September 30,1999, respectively. The Company did not have advertising revenues during 1998. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and promotions. Sales for the quarter ended September 30,1998 and the period March 2, 1998 (date of inception) to September 30, 1998 include filmed entertainment products primarily in the videocassette format, whereas sales for the quarter and nine-month periods ended September 30, 1999 consisted primarily of videocassette and DVD formats. The continued growth in sales of filmed entertainment products reflects the significant increase in units sold, attributable to the growth of the Company's customer base, as well as repeat purchases from existing customers, and the generally higher selling prices of DVD products.

         COST OF SALES. Cost of sales were $2,535,059 for the quarter ended September 30, 1999 compared to $154,050 for the quarter ended September 30, 1998. Gross profit for the quarter ended September 30, 1999 was $1,136,143, resulting in a gross margin of 30.9%. Cost of sales for the nine months ended September 30, 1999 was $6,345,528, compared to $163,013 for the period March 2, 1998 (date of inception) to September 30, 1998. Gross profit for the nine months ended September 30, 1999, was $1,781,000, resulting in a gross margin of 21.9%. Cost of sales includes the cost of merchandise sold as well as shipping and handling charges.

         The increase in the gross profit for the quarter and nine month periods ended September 30, 1999 over previous periods reflects the higher percentage of videos and DVD's sold at smaller discounts to their suggested retail prices, as well as advertising and promotional revenues.

            SALES AND MARKETING EXPENSES. Sales and marketing expenses were $4,394,308 for the quarter ended September 30, 1999 compared to $252,087 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses were $9,486,175 compared to $292,173 for the period March 2, 1998 (date of inception) to September 30, 1998. Sales and marketing expenses consist primarily of the costs of advertising, promotional and marketing programs, as well as personnel costs. Advertising expenses were $2,785,815 for the quarter ended September 30, 1999. For the nine months ended September 30, 1999, advertising expenses were $5,632,596. Advertising expenses include the costs of advertisements served on line, as well as off line print, radio and display media. Promotional expenses include the costs of promotional filmed entertainment products that are made available to customers who agree to receive notification of future promotions, as well as coupons. The cost of promotional filmed entertainment products are based upon the prices charged to BigStar by its supplier, and are expensed upon the shipment of the related filmed entertainment products to the customer. Shipping charges related to promotional filmed entertainment products are included in cost of sales and the related customer billings for shipping charges are included in revenues. The cost of promotional filmed entertainment products and coupons totaled $1,173,520 and $2,886,775 for the quarter and nine months ended September 30, 1999, respectively.

         WEB SITE AND SOFTWARE DEVELOPMENT EXPENSES. Web site and software development expenses were $1,371,261 for the quarter ended September 30, 1999 compared to $326,940 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, web site and software development expenses were $3,239,581, compared to $454,140 for the period March 2, 1998 (date of inception) to September 30, 1998. Web site and software development expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites which totaled $1,066,634 and $2,485,119 for the quarter and nine-month periods ended September 30, 1999, respectively. Web site and software development expenses also include the costs of systems and telecommunications services, which totaled $201,259 and $459,073 for the quarter and nine-month periods ended September 30, 1999, respectively. The cost of content purchased and licensed from third parties totaled $65,511 and $204,265 for the quarter and nine-month periods ended September 30, 1999, respectively. Web site and software development expense increases primarily relate to increasing access to, and the performance of, our web sites as well as additional content to enhance the visitor's on-line experience.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expenses were $889,175 for the quarter ended September 30, 1999, compared to $207,553 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses were $2,431,932, compared to $321,847 for the period March 2, 1998 (date of inception) to September 30, 1998. General and Administrative expenses include personnel costs and related expenses for executive, accounting and administrative personnel which were $455,920 and $86,684 for the quarters ended September 30, 1999 and 1998, respectively, and $1,089,206 and $139,184 for the nine-month period ended September 30, 1999 and the period from March 2, 1998 (date of inception) to September 30, 1998, respectively. General and Administrative expenses also include professional fees which were $122,672 and $29,890 for the quarters ended September 30, 1999 and 1998, respectively, and $304,920 and $66,469 for the nine month period ended September 30, 1999 and the period from March 2, 1998 (date of inception) to September 30, 1998, respectively.

         INTEREST INCOME (EXPENSE), Net. Interest income was $181,816 and $252,294, respectively, for the quarter and nine month periods ended September 30, 1999. The Company invests its available cash and cash equivalents in short-term money market securities.

         NET LOSS. BigStar's net loss was $5,336,785 for the quarter ended September 30, 1999 and $769,866 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the net loss amounted to $13,124,394, compared to $1,045,484 for the period from March 2 1998 (date of inception) to September 30, 1998. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, the operating loss benefits may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operating cash requirements primarily through sales of our common stock. On August 3, 1999, we completed our initial public offering of 2,500,000 shares of common stock. The offering resulted in $22,008,918 of proceeds net of an underwriting discount of $1,750,000 and other offering expenses of $1,241,082, which primarily related to legal and printing costs.

         Net cash used in operating activities for the quarter ended September 30, 1999 of $4,852,398 was primarily due to our net loss of $5,336,785. The cash requirements associated with the loss were offset by an increase in accounts payable and accrued expenses of $1,889,475, net of an increase of prepaids and other current assets of $811,420 and other non current assets of $518,790.

         For the nine months ended September 30, 1999, net cash used in operating activities of $10,667,082 was primarily due to our net loss of $13,124,394, offset by an increase in accounts payable and accrued expenses of $3,673,467. Additional operating uses of cash were the increase in accounts receivable, prepaids and other current assets, and other assets of $517,410, $1,046,417 and $545,901, respectively. These items were offset primarily by the reduction in cash in escrow of $453,000, and non-cash charges totaling $425,573, related to depreciation and amortization and charges for options and warrants.

         The increase in accounts payable and accrued expenses resulted primarily from the increase in purchases of filmed entertainment products, advertising and promotional products over the preceding period. The increase in accounts receivable is due to the lag between the shipment of filmed entertainment products and the resulting settlement with the credit card processor, and the related lag between the acceptance by the processor of the charges and the remittance of funds to BigStar's bank account.

         Net cash used in investing activities for the quarter and nine-month periods ended September 30, 1999 of $455,094 and $1,032,527, respectively, was used primarily for purchases of computer equipment.

         At September 30, 1998, BigStar's principal commitments consisted of obligations for advertising under cancelable agreements, which were approximately $2,248,323 guaranteed lease obligations of approximately $721,833.

         We have no material commitments for capital expenditures, but anticipate future purchases of approximately $3,500,000 for hardware and related software enhancements of our web sites during the next 12 months. These expenditures would expand the capabilities of our web sites to allow access by more customers and to enhance customers' experiences on our web sites. These expenditures are expected to be funded by our existing cash and cash equivalent balances.


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


         We expect to be Year 2000 compliant in the fourth quarter of 1999. We do not expect the costs of year 2000 compliance to be material to our operations.

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

         WE LACK SIGNIFICANT REVENUES AND EXPECT SIGNIFICANT CONTINUING LOSSES. We have not achieved profitability and expect to continue to incur significant operating losses and net losses for at least the next several years. As of September 30, 1999, our accumulated deficit was approximately $16.4 million.

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



         WE COMPETE WITH OTHER ONLINE RETAILERS AND TRADITIONAL FILMED ENTERTAINMENT RETAILERS WHO MAY BE MORE SUCCESSFUL THAN WE ARE IN ATTRACTING AND RETAINING CUSTOMERS. The retail filmed entertainment industry is intensely competitive. In addition, the online commerce market for retail filmed entertainment sales is new, rapidly evolving and competitive. If we are unable to successfully compete against other retailers of filmed entertainment products, our business, operating results, and financial condition would be materially harmed.

         Price competition in our industry is also intense, and price is one of the principal factors on which consumers base their purchasing decisions. Price competition may reduce our gross margins, which could materially harm our business, operating results and financial condition. Some of our competitors use aggressive pricing policies to build market share. Some also have adopted business models that include selling filmed entertainment products for less than their product cost and not charging customers for shipping and handling. Software applications are also available that can determine which online site has the lowest price for a particular title which could direct customers to our competitors' sites.

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

         OUR RELIANCE ON E-MAIL MARKETING COULD LEAVE US VULNERABLE IF CONSUMERS REJECT THIS MARKETING TECHNIQUE OR ADDITIONAL GOVERNMENTAL REGULATION ARISES. E-mail marketing is a significant part of our growth strategy. If the acceptance or use of e-mail marketing is limited by consumer fear of e-mail computer viruses or additional government regulation, it could harm our business.

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

         WE MUST MAINTAIN SATISFACTORY VENDOR RELATIONSHIPS TO COMPETE SUCCESSFULLY. We rely on wholesalers to fill our customers' orders. Our primary vendor of filmed entertainment products is Baker & Taylor, Inc. from whom we obtained substantially all of our inventory in 1998 and the first nine months of 1999. We also obtain filmed entertainment products from Valley Media and Rentrak. We are dependent upon maintaining these relationships for filling our customers' orders because there are only a limited number of wholesalers who sell filmed entertainment products. If we are unable to maintain suitable relationships with vendors, we will be materially harmed.

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

         WE COULD EXPERIENCE SYSTEM FAILURES THAT INTERFERE WITH CUSTOMERS' ACCESS TO OUR ONLINE SUPERSTORE. Our business depends on the efficient and uninterrupted operation of our computer and communications, hardware and software systems. Systems interruptions that cause our web sites to be unavailable or that reduce our ability to process transactions could materially harm our business, operating results and financial condition. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We have fully redundant systems but have not yet established a formal disaster recovery plan.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits:

         27  Financial Data Schedule.

(b)      Reports on Form 8-K filed during the quarter ended September 30, 1999:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BIGSTAR ENTERTAINMENT, INC.


Dated:  November 15, 1999      By:/s/ David Friedensohn
                                  ----------------------------------
                                  David Friedensohn, Chief Executive Officer


Dated:  November 15, 1999      By:/s/ Robert S. Yingling
                                  ----------------------------------
                                  Robert S. Yingling, Chief Financial Officer
                                  and Vice President-Finance