Form 10-K
period 1999-12-31
BIGSTAR ENTERTAINMENT INC /NY
filed 2000-03-30
CIK 1058430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-26793

                          BIGSTAR ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                    NO. 13-339-5258
      (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

                          19 FULTON STREET, 5TH FLOOR
                         NEW YORK, NEW YORK 10038-2100
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 981-6300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 24, 2000 as reported on the Nasdaq National Market system, was approximately $38,115,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 24, 2000, the registrant had outstanding 10,141,695 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

     (1) Proxy Statement for the 2000 Annual Meeting of Stockholders -- Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BIGSTAR ENTERTAINMENT, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          NO.
                                                                          ----
PART I
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................   15
  Item 3.   Legal Proceedings...........................................   15
  Item 4.   Submission of Matters to a Vote of Security Holders.........   15
PART II
  Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   16
  Item 6    Selected Financial Data.....................................   17
  Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   18
  Item 7A   Quantitative and Qualitative Disclosure about Market Risk...   22
  Item 8    Financial Statements........................................   22
  Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   22
PART III
  Item 10   Directors and Executive Officers of the Registrant..........   23
  Item 11   Executive Compensation......................................   23
  Item 12   Security Ownership of Certain Beneficial Owners and
            Management..................................................   23
  Item 13   Certain Relationships and Related Transactions..............   23
PART IV
  Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   24
  Signatures............................................................   25
  Financial Statements..................................................  F-1

                                     PART I

     Except for historical information, the following description of our business contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth below in this Form 10-K report under the caption "Item
1. Business -- Risk Factors."

ITEM 1.  BUSINESS

     BigStar Entertainment, Inc. ("BigStar") is an online direct marketer of filmed entertainment products. Our main web site, bigstar.com, is a leading online Shop-A-Tainment(TM) destination, based on our internal analysis of traffic, sales and other metrics. Through bigstar.com we sell more than 40,000 videos and DVDs, or digital video discs, including feature films, children's movies and educational, health and fitness, and instructional videos.

     Shop-A-Tainment combines an engaging online shopping experience with a consumer's desire for entertainment. Our Shop-A-Tainment strategy integrates captivating information about movies and movie stars within a fun shopping site, which we believe results in more repeat visits to our web site, higher page views, greater customer loyalty and revenue. In the fourth quarter of 1999, bigstar.com received over 8,200,000 unique visits, as measured by internal systems, demonstrating the appeal of bigstar.com's content.

     In addition to featuring more than 4,000 biographies, 2,000 movie stills and 300 star interviews, bigstar.com also features our state-of-the-art BigStar Broadband Theater(TM). This innovation offers visitors to our web site the ability to stream and view on their computer more than 6,500 movie trailers and 10 feature films. We believe that BigStar Broadband Theater provides one of the largest selections of streaming movie trailers and films available on the Web.

     The user information provided during visits to bigstar.com allows us to market directly to consumers with our proprietary, internally-developed direct marketing software, BigStar Direct. We believe our BigStar Direct software helps us increase sales through one-to-one-marketing with consumers. This innovative software creates personalized and targeted e-mails based upon user-provided demographic information, indicated preferences and purchasing habits. BigStar Direct can also deliver html email, with graphics and text, to enhance the effectiveness of e-mail promotions. BigStar has further developed this software for use by third parties and has begun to license its use to other direct marketers, as part of our strategy to realize the value of this technology.

     In addition to bigstar.com, we also hold many other web domain names including abcbigstar.com, bigstardvd.com, bigstardrivein.com, bigstartheater.com, mpeg4.com, cinemagram.com, astrophile.com and digitalfirstlook.com, as well as domain names registered in foreign countries. These domain names also link to bigstar.com, which facilitates consumer access to our site from different locations on the Internet and allows consumers to reach us through various search terms. Each of our domain sites targets an important and distinct audience, but uses the same delivery and content integration software.

GROWTH OF THE INTERNET, ONLINE COMMERCE AND DIRECT MARKETING

     The Internet has radically altered both communications and commerce. Through the Internet, computer users can instantaneously and efficiently search databases worldwide, share information and purchase goods and services. According to the 1999 Veronis, Suhler & Associates Communications Industry Forecast, the percentage of U.S. households with Internet access rose to 27.9% in 1998 and is estimated to reach 50% by 2003, totaling 54 million households. The increasing affordability of cable modems and digital subscriber lines will also increase the use of broadband technologies on the Internet. Technological innovations in the delivery of audio and video content, coupled with the expansion of broadband availability, will continue the Internet evolution from text-based pages to a more dynamic multimedia environment.

     The increases in availability and functionality of the Internet have facilitated online commerce. An increasing number of products and services are sold online, including books, financial services, computers, entertainment products and travel services. International Data Corporation estimates that sales to U.S. households over the Internet will increase from approximately $12.4 billion in 1998 to approximately $60.6 billion in 2002.

     Retailers are able to sell effectively to consumers through the Internet by providing:

     - visual product presentations, including streamed audio and video;

     - up-to-date pricing and product availability information;

     - personalized customer support, including order status;

     - product offerings tailored to customer preferences; and

     - electronic billing and payment systems.

     In addition, for filmed entertainment products, fulfillment is potentially instantaneous and more cost effective since the product is digital in nature.

     We believe that the opportunities for direct marketing over the Internet are significant as well. The Direct Marketing Association estimates that $160 billion was spent on direct marketing in 1998. Realizing the efficiency of the internet, businesses are increasing their allocation of online advertising and online direct marketing. Forrester Research projects that total Internet advertising expenditures in the U.S. will increase from $1.3 billion in 1998 to over $10 billion in 2002. Forrester also estimates that Internet direct marketing will account for 60%, or $6.2 billion, of these expenditures in 2002, up from 15% in 1998.

THE FILMED ENTERTAINMENT INDUSTRY

     Within the filmed entertainment industry, total home video spending on both videos and DVDs is forecast to reach $26.6 billion in 2003, according to the Veronis, Suhler & Associates 1999 Communications Industry Forecast.

  Videos

     Over the last several years, consumer video spending habits have shifted from renting videos to purchasing them. This trend has been driven by falling prices and broader distribution. According to the Veronis, Suhler & Associates 1999 Communications Industry Forecast, the average household with a video cassette recorder purchased 7.8 tapes in 1998, compared with only 3.6 tapes in 1992. According to the Veronis, Suhler & Associates, revenues from retail sales of videos are expected to total nearly $8.7 billion in 2003. However, we cannot make any assurance regarding BigStar's future sales.

  Digital Video Discs

     DVD players have shown the fastest acceptance of any consumer electronic device ever introduced. We believe the increased acceptance of DVDs will help grow the market for filmed entertainment products. This new storage medium is capable of storing substantially more data than videos, allows for easier searching and frequently has better audio and video quality. DVD players may be purchased as a component in a home entertainment system or integrated into a computer system as a DVD-ROM drive. Although DVD-ROM drives are primarily for computer software storage and playback, they also may be used to view filmed entertainment on a computer screen.

     Paul Kagan Associates estimates that the installed base of DVD players in U.S. households will increase from 1.1 million in 1998 to 18.4 million in 2003, representing a compound annual growth rate of 75.7%. Paul Kagan Associates estimates that retail sales of DVDs in the United States will increase from approximately 14.3 million discs in 1998 to approximately 228.4 million discs in 2003, representing a compound annual growth rate of 74.0%. Additionally, Veronis, Suhler & Associates estimate that annual U.S. revenue from retail sales of DVDs was approximately $311 million in 1998, and is expected to increase to approximately $4.6 billion in 2003, representing a compound annual growth rate of 71.4%. We cannot assure you that BigStar's sales will increase proportionately with the market.

  Delivery of Filmed Entertainment

     Within the next few years, new technologies may enable consumers to stream or download digital filmed entertainment directly into the home. We believe the potential of this new market will depend on the expansion of affordable systems that can accommodate delivery of video, audio, data and other services to households and sales of significant numbers of storage devices capable of receiving and recording large amounts of digital information. We plan to capture a portion of this new market by developing the means to sell digital filmed entertainment products to consumers. In February 2000, in its full first month of operation, visitors to bigstar.com viewed more than 105,000 streaming previews and full-length films through BigStar's Broadband Theater.

CHALLENGES OF ONLINE RETAILING

     Web-based retailers of filmed entertainment products face challenges in promoting and sustaining online sales, including the following:

     - Competition from traditional retail industry. Most consumers purchase filmed entertainment products from traditional store-based retailers, many of which have longer operating histories, larger customer bases and greater brand recognition than online retailers. Online retailers must convince customers that purchasing filmed entertainment on the Internet offers distinct advantages, such as larger product selection, better prices and greater convenience.

     - Attracting and retaining customers. The online commerce market is new, rapidly evolving and intensely competitive. Online retailers must heighten their brand awareness, attract new customers, develop customer trust and loyalty and increase levels of customer traffic to their web sites.

THE BIGSTAR ADVANTAGES

     We are well-positioned to meet the challenges facing online filmed entertainment retailers because of the following key strengths:

  Strategic Alliances

     In December 1999, we entered into a strategic alliance with ValueVision International, Inc.; NBC and General Electric own approximately 40% of ValueVision. The strategic alliance included a $10 million investment in BigStar by ValueVision, at $7 per share. As part of the alliance, BigStar and ValueVision are developing a weekly television show featuring entertainment news about movies and celebrities. The show will also offer BigStar's filmed entertainment products for sale. The show is currently scheduled to premiere in the second quarter of 2000.

     The partnership with ValueVision is expected to bring BigStar's Shop-A-Tainment strategy to the approximately 33 million cable-subscriber households with access to the ValueVision network, and positions both companies at the digital crossroads of the Internet and television. Pursuant to the strategic agreement, BigStar is the exclusive filmed entertainment retailer on both the ValueVision network, which will soon be renamed SnapTV, as well as ValueVision's e-commerce web site, vvtv.com. We believe that the strategic partnership extends BigStar's position as a leading Shop-A-Tainment web site.

  Fulfillment of Wider Selection with Lower Costs

     We currently offer more than 40,000 filmed entertainment products for sale. BigStar has supply agreements in place with Valley Media and Baker & Taylor. Because we use third parties to fulfill orders, we do not need to carry physical inventory. In contrast, traditional filmed entertainment retailers and some online retailers must make significant investments in inventory, real estate and personnel for each store location. The amount of space available in a physical store also limits the number of titles and the amount of inventory that a traditional retailer can carry in any one store.

     Further, because movies and filmed entertainment products are now produced digitally, as part of our BigStar Broadband Theater, we are developing the infrastructure to deliver filmed entertainment products on-line. As bandwidth for consumers increases, BigStar intends to provide consumers the ability to both stream and download films directly to their own storage devices for later playback. We expect that distributing filmed entertainment digitally, directly to consumers, will lower the distribution costs to BigStar, while providing greater value to customers.

  Business-to-Business Application of BigStar Direct

     BigStar Direct is being adapted for use by third parties to direct market other products and services to online buyers. Online direct marketing, or e-marketing, utilizes the power of email, which is the most widely used Internet application as well as one the most effective online marketing techniques. Some of e-marketing's advantages over paper-based direct marketing include:

     - response rates of 8-15% on average services versus 1-2% for offline direct marketing, according to Forrester Research;

     - faster customer response and feedback cycle of hours versus weeks;

     - no printing or mailing costs; and

     - increased customization for each user.

     Because many companies do not have the in-house expertise to design, segment and analyze an e-mail campaign, nor the systems to manage subscription lists and send e-mail, we believe a significant opportunity exists to provide a solution to these businesses. Accordingly, subsequent to December 31, 1999, we incorporated a subsidiary, BigStar Direct. To date, the subsidiary has received minimal external funding, but we intend to further capitalize this subsidiary and develop this new business. We have recently signed contracts to license this service to other online commerce companies to help them expand their online businesses through e-marketing.

  Targeted Web Site

     We have developed separate areas within our web site for different demographic segments who purchase filmed entertainment products. We target several distinct online groups, including:

     - people seeking well-known feature films, as well as titles in specialty genres such as educational, health and fitness, instructional and how-to videos;

     - parents seeking to educate and entertain their children with filmed entertainment products;

     - owners of DVD players who seek a wide variety of titles and in-depth technical and product information;

     - movie fans seeking extensive information about films;

     - independent film enthusiasts; and

     - fans seeking to view movie trailers as part of their shopping experience.

     We believe that customers are more receptive to web sites that provide information and products tailored to their interests. Our strategy of using separate areas is designed to increase initial and repeat visits and sales.

OUR STRATEGY TO BECOME THE PREMIER ONLINE DIRECT MARKETER OF FILMED
ENTERTAINMENT

  Continue to Grow Customer Base

     We intend to continue to grow our customer base through online and offline advertising, strategic marketing relationships and our affiliate partner network. For example, we intend to continue advertising on leading web sites and other traditional media and developing additional business alliances and partnerships.

  Continue to Use Direct E-mail Marketing

     BigStar uses direct e-mail marketing to attract new customers and increase purchases by existing customers. At March 1, 2000, we had a database of more than 1.5 million e-mail addresses of current and prospective customers who have elected to receive promotional materials from us. We have found that our focused e-mails have higher response rates and purchase levels than other marketing campaigns. We expect the benefits of direct e-mail marketing to improve as our database grows and we refine our segmenting techniques.

  Provide a Superior Shopping Experience

     By providing customers with a superior shopping experience, we believe that we can increase both our customer base and repeat customer purchases. Our web site is designed to be easy to use and contains search functions, an electronic shopping cart, personalized user profiles, secure credit card payment processing and choice of delivery options. In addition, we believe we offer our customers a superior shopping experience through informative and entertaining editorial content.

  Continue to Improve Technology

     We believe that innovative technology is essential to successfully providing online retail services. As a result, we have developed our BigStar Direct software. We also have developed technology that enables affiliated web sites to create their own filmed entertainment web sites that link to bigstar.com. We intend to continue to develop, acquire and implement enhancements to our web sites and order processing systems.

  Pursue Additional Revenue Opportunities

     We intend to pursue additional revenue opportunities, which may include the following:

     - expand to fulfill international orders;

     - expand into new product categories, such as movie soundtracks, merchandise and memorabilia;

     - acquire complementary businesses or technologies; and

     - develop the capacity to sell filmed entertainment through the streaming and downloading of these products over the Internet.

WEB SITE FEATURES

     Our web site has several key features designed to enhance each customer's shopping experience.

  Content

     We have enhanced our web site by adding editorial content. We believe that the inclusion of editorial content on our web site increases the time each customer spends on our web site, as well as the likelihood and frequency of subsequent visits and purchases. Examples of our editorial content include reviews, biographies, news, photos and other editorial programming. We license the majority of our editorial content from third parties, rather than develop it internally, because we believe that this approach is more cost-effective. In addition, we have original editorial features including polls, chats and trivia.

  Searching

     Visitors can search our web site by genre, category, title, actor, director or other criteria. For example, in the kids section, an age-rated search allows parents to select suitable filmed entertainment products for children according to age. We also have developed software that make it easier for users to refine their search by year, format, category or motion picture rating.

  Introduction of Broadband Features

     We recently introduced a streaming product on bigstar.com known as BigStar Broadband Theater. Now, before making a purchase, visitors can access and view in real time thousands of movie trailers. In addition, visitors can also view full-length streaming movies over their Internet connection. We are currently developing additional features that will enable us to offer more broadband content. We plan to use BigStar Broadband Theater as the platform for the development of our technical infrastructure in order to deploy digital streaming and downloads of filmed entertainment on a larger commercial scale. We believe that BigStar Broadband Theater provides one of the largest selections of streaming movie trailers and films available on the Web.

  Electronic Shopping Cart

     Our web site allows a customer to put each selected item into an electronic shopping cart by clicking on the item. Customers can continue shopping while adding to or deleting items from the electronic shopping cart. Once the customer has finalized his or her selection, the customer submits an order. In addition, a customer may save the items in the shopping cart and purchase them during a later visit to our web site.

  Personalized Features

     Visitors to our web site can enter a profile that personalizes the web site. Users that enter a profile are then greeted by name when they log on to our web site. They also receive personalized recommendations through e-mail and other customized services such as personalized sales offers and notices of exclusive sale promotions. We also send web site news, periodic updates about new movies, featured selections and special offers to these customers.

  Secure Credit Card Payment

     We utilize secure server software for transactions. Our software encrypts all of the customer's personal information, including credit card number, name and address, to ensure security and privacy.

  Order Fulfillment

     Customers can select from several delivery options, including overnight delivery. For customers that purchase filmed entertainment for others, multiple addresses can be conveniently saved to be used for subsequent orders. We use e-mail to notify customers that their orders have been received and shipped. Most of our products are available for shipment within one to three days. Customers can also view the current shipping status of their orders through our web site and see a history of all past orders.

MARKETING AND PROMOTION OF OUR ONLINE FILMED ENTERTAINMENT SUPERSTORE

     We use a variety of methods, which are discussed below, to attract users to our web site. In addition, we are not dependent on any single method of promotion or marketing partner. We plan to continue to make marketing and sales expenditures to attract additional first-time visitors and repeat customers.

  Online-and Offline Advertising Campaigns

     We have online marketing campaigns on a number of high traffic web sites. During the quarter ended December 31, 1999, we conducted campaigns on more than forty-five web sites. These campaigns use a variety of online marketing techniques, including:

     - click-through banners that bring consumers directly to our web sites;

     - campaigns that collect the e-mail addresses of visitors who wish to receive online promotions;

     - affiliate promotion campaigns;

     - coupons, contests and other sponsorships; and

     - inclusion of our search technology in relevant content areas of other web sites.

     We also conduct special promotions at various times during the year, such as the holiday season and the Academy Awards(R) season. For example, we ran a Valentine's day promotion with tie-ins to other e-commerce vendors.

     We generally enter into advertising commitments that are paid on performance or can be canceled on 60 days notice. Accordingly, we can cancel and quickly replace advertising that performs poorly.

     In addition to online marketing and advertising, we also use or plan to use print, radio, outdoor and television advertising.

  The BigStar Show

     Under our strategic partnership agreement with ValueVision, we plan to produce a weekly television show featuring entertainment news and celebrity merchandise. We expect the television show to premiere in the second quarter of 2000. The show will leverage ValueVision's expertise in creating shows that provide several short, unique segments that target specific themes and products. The show will also offer BigStar's filmed entertainment products for sale. In addition, BigStar is the exclusive filmed entertainment retailer on ValueVision's network, soon to be renamed SnapTV, as well as the exclusive filmed entertainment retailer for ValueVision's e-commerce web site.

  Strategic Marketing Relationships

     We have entered into strategic marketing relationships with ValueVision, StarMedia Network, Yahoo!, AOL MovieFone, EarthLink Network, The New York Times on the Web, Mail.com, MyWay.Com and Nerve.Com.

     We entered into a strategic partnership with StarMedia Network in December 1999. As part of our agreement, BigStar became an official vendor on the StarMedia Shopping Network. Our products, including many Spanish subtitled and dubbed movies, are now promoted in Spanish through joint online and offline marketing efforts. In addition, BigStar's content is also translated and integrated into StarMedia's popular channels, providing the growing population of Hispanics in the U.S. and Puerto Rico with access to our extensive selection of movie stills, biographies, interviews and reviews.

     The BigStar Celebrity Chat series is hosted by BigStar on Yahoo! Chat. This series features chats with movie stars and celebrities. These chats are showcased and archived for future reference on our web sites. We believe that the BigStar Celebrity Chat series is a highly effective means of promoting our web sites because it reaches a large number of users on Yahoo! Chat and Geo Cities. The Chat series has recently featured Tom Hanks, Wynona Ryder, Lynn Redgrave and Adam Sandler among others. BigStar is planning to use this type of feature, as well as other compelling celebrity program elements, within the weekly "BigStar Show" on ValueVision.

     BigStar is also the exclusive provider of videos and DVDs for AOL MovieFone, the largest provider of movie tickets online. Our agreement with AOL MovieFone also allows us to send electronic mailings to AOL MovieFone's mailing list and advertise our products to AOL MovieFone's online users.

     We have also entered into a strategic marketing agreement with EarthLink Network, one of the largest U.S. Internet service providers. We are the exclusive online provider of filmed entertainment products on EarthLink's web site. Pursuant to the agreement, a link has been established to a co-branded home page from EarthLink's home page. The agreement also provides for the placement of BigStar advertisements on EarthLink's home page and other placements on the EarthLink web site.

     In addition, we build customized filmed entertainment stores for our strategic partners, such as the stores we have created for Star Media and Nerve.com. These stores attract new customers and increase sales for BigStar.

  Affiliate Partner Network

     Our affiliate program enables other web sites to create their own filmed entertainment web site and link to BigStar. When visitors link to our online superstore from one of our more than 22,000 affiliates and make a purchase, the affiliated web site receives a commission ranging from eight percent to twelve percent of any resulting sale. Because there is no payment unless a sale occurs, the program is an efficient means of acquiring new customers and advertising online.

     In order to encourage other web sites to participate in the affiliate program, we provide without charge all of the necessary software to establish the filmed entertainment area and link, as well as other technical and customer service support. BigStar has created software that allows affiliates to build customized web sites using information found on bigstar.com. Affiliate web site builders can create filmed entertainment commerce and content sites with little or no computer programming experience.

  Other Promotions

     In the first quarter of 2000, we announced the launch of a CD-ROM magazine, Drive-In, that is available to current BigStar customers and can be ordered at no charge on our web site. Drive-In is an Internet-enabled CD-ROM that allows Internet users to watch broadcast-quality movie trailers from our web site, regardless of whether they have a dial-up modem or high-speed access. Drive-In features access to our editorial content, product purchase pages on bigstar.com, and movie trailers for recent theatrical and home video releases.

ORDER FULFILLMENT AND CUSTOMER SERVICE

     We utilize electronic links with our fulfillment partners to process orders. Our products are usually shipped directly from our fulfillment partners to the customer on the same day they receive an order from us. Because we use fulfillment partners to source and ship our products, we currently do not maintain an inventory of products. In some instances, we conduct contests or offer special promotions to customers where prizes or promotional items may be shipped directly from BigStar's offices.

     For the year ended December 31, 1999, we purchased from Baker & Taylor substantially all of the filmed entertainment products that we sold to customers. Our distribution agreement with Baker & Taylor extends through December 31, 2000 and automatically renews for additional 24-month terms unless cancelled by either party by prior written notice 90 days before the end of the term. Either party may terminate the agreement upon the failure of the other party to fulfill its obligations or a breach of warranty under the agreement or the bankruptcy of the other party. BigStar has no obligation to make minimum purchases under this agreement.

     We also have contractual relationships with Valley Media, Inc. and Rentrak Corporation. We purchased a small percentage of products from these fulfillment partners during 1999, which were generally used for promotional purposes. In March 2000, we entered into a new agreement with Valley Media, Inc. that extends through March 2002 and automatically renews for a one-year term unless cancelled by either party by prior written notice 90 days before the end of the term. Either party may terminate the agreement upon the failure of the other party to fulfill its obligations or a breach of warranty under the agreement. The agreement provides for no minimum purchases by BigStar.

     We have developed software that automatically selects the fulfillment partner to fill a particular order based on variables such as title availability, speed of delivery and credit terms. We believe this program reduces our cost of sales by enabling us to purchase products more efficiently. In addition, by providing electronic access to the inventories of multiple fulfillment partners, this program helps us increase the number of items we offer and the number that are in stock at any given time. We anticipate using Valley Media and Baker & Taylor in an integrated fashion to maximize inventory available for purchase by our customers.

     We believe that our ability to attract and retain customers depends in part on the strength of our customer support. We seek to achieve frequent communication with and feedback from our customers to continually improve our web site and related services. Our customer service staff monitors our incoming customer e-mails and generally responds within 24 hours. We also send automated e-mails after a purchase has been made to inform customers of the status of their orders. In addition, we also have a toll-free telephone number that directs customer inquiries to a voice response system or a customer service representative.

COMPETITION WITHIN THE RETAIL FILMED ENTERTAINMENT INDUSTRY

     The online commerce market is new and rapidly evolving. We expect that our online competition will further intensify. In addition, the broader retail filmed entertainment industry is intensely competitive. Our competitors include:

     - online sellers of videos, DVDs and other filmed entertainment products, including Amazon.com, express.com, Reel.com, a subsidiary of Hollywood Entertainment, CDnow and Buy.com;

     - publishers and wholesalers of filmed entertainment products and related products, such as Columbia House, Good Times Entertainment and Time Life Video;

     - traditional filmed entertainment retailers, such as Blockbuster and Hollywood Entertainment, that currently sell filmed entertainment products or services through stores or over the Internet; and

     - specialty video retailers, mass merchandisers, department and electronic consumer stores, as well as non-store retailers such as mail-order video clubs.

     Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Some of BigStar's competitors, like Hollywood Entertainment, Blockbuster and Amazon.com, also may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development than we can. We believe that the principal competitive factors in our market are:

     - brand recognition;

     - ease of use, content quality and web site convenience;

     - price;

     - selection; and

     - personalized services.

INTELLECTUAL PROPERTY

     We use technology developed by us in our business. Most of our software and systems have been developed internally. Some of our software is developed on our behalf by outside consultants. We also license software from third parties.

     The source code for our software is protected both as a trade secret and as copyrighted work. We enter into confidentiality and assignment agreements with our consultants and vendors with access to our proprietary information.

     We have applied for the registration of some of our trademarks and service marks in the United States. Our service marks include BigStar, BigStarDVD, SHOP-A-TAINMENT and ASTROPHILE.com, in addition to our trademark of BIGSTAR DIRECT. We have no patents.

EMPLOYEES

     As of December 31, 1999, we had 78 full time employees, including 27 in technology and operations positions, 15 in marketing, 14 in site development, 12 in customer service and 10 in administrative positions. We believe our relations with our employees are satisfactory. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement.

RISK FACTORS

     In addition to the other information in this Form 10-K report, the following factors should be considered carefully in evaluating BigStar's business and prospects:

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

     We lack significant revenues and expect significant continuing losses. We have not achieved profitability and expect to continue to incur significant operating losses and net losses for at least the next several years. As of December 31, 1999, our accumulated deficit was $24,105,677. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We expect that our operating expenses will increase as we continue to expand our business. As a result, we will need to generate significantly more revenues to achieve profitability. We may not be able to do so. We will require additional financing. We may not be able to obtain the financing or obtain it on terms acceptable to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing, our business, operating results and financial condition may be materially harmed.

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

     We compete with other online retailers and traditional filmed entertainment retailers who may be more successful than we are in attracting and retaining customers. The retail filmed entertainment industry is intensely competitive. In addition, the online commerce market for retail filmed entertainment sales is rapidly evolving and increasingly competitive. If we are unable to successfully compete against other retailers of filmed entertainment products, our business, operating results and financial condition would be materially harmed.

     Price competition in our industry also is intense, and price is one of the principal factors on which consumers base their purchasing decisions. Price competition may reduce our gross margins, which could materially harm our business, operating results and financial condition.

     Some of our competitors use aggressive pricing policies to build market share. Some also have adopted business models that include selling filmed entertainment products for less than their product cost and not charging customers for shipping and handling. Software applications are also available that can determine which online site has the lowest price for a particular title and could direct customers to our competitors' web sites.

     Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. In addition, we believe some of our competitors devote substantially more resources to web site and systems development than we do.

     We depend upon strategic marketing relationships to generate sales. We use strategic marketing relationships to attract new customers, and this is an important part of our growth strategy. We may not be able to enter into additional relationships or these relationships may not generate significant numbers of new customers. Alternatively, these relationships may be successful at generating new customers, but we may not be able to maintain these customer relationships. If any of these events were to occur, it could materially harm our business, operating results and financial condition.

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

     Our rapid growth is placing a significant strain on our resources. We anticipate continued rapid expansion of our operations. If we are unable to manage our growth effectively, our business could be materially harmed. Our rapid expansion has placed a significant strain on our ability to manage our growth, including our ability to monitor operations and control costs. Our anticipated future expansion will increase this strain.

     We must maintain satisfactory vendor relationships to compete successfully. We rely on wholesalers to fill our customers' orders. Our primary vendor of filmed entertainment products is Baker & Taylor Entertainment, from whom we obtained substantially all of our inventory in 1998 and 1999. We also obtain filmed entertainment products from Valley Media and Rentrak. We are dependent upon maintaining these relationships for filling our customers' orders because there are only a limited number of wholesalers who sell filmed entertainment products. If we are unable to maintain suitable relationships with vendors, we will be materially harmed.

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

     We could experience system failures that interfere with customers' access to our web site. Our business depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Systems interruptions that cause our web site to be unavailable or that reduce our ability to process transactions could materially harm our business, related operating results and financial condition. Interruptions could result from natural disasters, as well as power loss, telecommunications failure and similar events. We have fully redundant systems but have not yet established a formal disaster recovery plan.

     Online security breaches could harm our business. To protect confidential information, we rely on encryption secure server technology, which transforms information into a code designed to be unreadable by third parties. We also use authentication technology that utilizes passwords and other information to prevent unauthorized persons from accessing a customer's information. If a person circumvents our security measures, he or she could misappropriate confidential information about us or our customers or cause interruptions in our operations. Security breaches that result in access to confidential information also could damage our reputation and expose us to a risk of loss or liability. In addition, we may be required to make significant expenditures and expend considerable effort to try and protect against security breaches or remedy problems caused by these breaches.

     If we fail to keep pace with rapid changes involving the Internet, it could materially harm our ability to attract and retain customers. Internet technology, commercial applications and online uses are all rapidly evolving. If we do not successfully respond to rapid changes involving the Internet, our business will be materially harmed. For example, we must respond to marketplace developments in a timely and cost-effective manner. In this regard, we must continue to develop, enhance and improve the responsiveness and features of our web site and develop new features to meet customer needs. We also must respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, including the development of technology to sell digitized filmed entertainment to consumers through on line systems.

     We do not publish our own editorial content, which means we must rely on licensed third-party content on our web site. We license third-party content, including filmed entertainment reviews, news reports and features, in order to attract and retain web site users. If we are unable to obtain desirable content from our content licensors or from new licensors, it could reduce visits to our web site, which could materially harm our business. In addition, if we are unable to obtain content at an acceptable cost, it could materially harm our operating results and financial condition.

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

     We may infringe on the intellectual property rights of others. We have established a network of links with numerous small online sites. Some of the sites may not have licenses for the use of the intellectual property that they display. The copyright holders of this intellectual property or their licensees may assert infringement claims against our affiliate partner sites and us because of our relationships with these sites.

     Although we believe that our use of third-party material on our web site is permitted under current provisions of copyright law, some aspects of Internet content and commerce law are not clearly settled. We may therefore be the subject of alleged infringement claims of the trademarks and other intellectual property rights of third parties. If we become subject to these types of claims, our business could be materially harmed even if we successfully defend against the claims. It also is possible that future legal developments would prohibit us from having rights to downloadable information, audio or video.

     The protection of our domain names is uncertain because the regulation of domain names is subject to change. We currently hold various web domain names relating to our brand, including bigstar.com, mpeg4.com, abcbigstar.com, bigstardvd.com, astrophile.com, and digitalfirstlook.com, as well as domain names registered in foreign countries. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we may conduct business. If our ability to acquire or maintain domain names is limited, it could materially harm our business, operating results and financial condition.

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

     Our success depends on our key personnel. Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly David Friedensohn, our Chief Executive Officer and Chairman of the Board, and David Levitsky, our Executive Vice President. We have entered into an employment agreement with David Friedensohn. The agreement provides that he will be employed as the Chief Executive Officer of BigStar for an unspecified period of time. Both BigStar and Mr. Friedensohn may terminate the agreement at any time. If terminated without cause, Mr. Friedensohn will be entitled to severance pay equal to two years of his then current base salary. We have no employment contracts with any of our other senior management or key personnel. If one or more members of our management team become unable or unwilling to continue in their present positions, our business could be materially harmed.

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

     We could still face problems related to the year 2000 issue. To date, our customers have not reported any problems with our web sites and we have not experienced any impairment in our internal operations with the year 2000 issue. Nevertheless, computer experts have warned that there may still be residual consequences stemming from the change in centuries and, if these consequences become widespread, they could result in claims against us, a decrease in sales of our products, increased operating expenses and other business interruptions. We have not developed any specific contingency plan for year 2000 issues.

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 19 Fulton Street, 5th Floor, New York, New York 10038, where we lease approximately 10,000 square feet of space. The lease expires on September 30, 2002. We anticipate that we will require additional space as more personnel are hired. We are actively searching for space in New York City to accommodate any further expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the Nasdaq National Market system under the symbol "BGST." The following table sets forth, for the periods indicated, the high and low closing bid prices per share of the common stock as reported on the Nasdaq National Market system.

                                                               HIGH        LOW
1999                                                          -------    -------
  Third Quarter (since August 2, 1999)(1)...................  $8.1875    $5.4375
  Fourth Quarter............................................  $8.5938    $4.5000

---------------
(1) BigStar completed its initial public offering in August 1999. Accordingly, there has only been an established public trading market for BigStar's common stock since August 2, 1999.

     On March 24, 2000, the closing sales price of our common stock was $4.875 per share. There were approximately 950 holders of record as of March 24, 2000.

DIVIDENDS

     We have not declared or paid any cash dividends on our common stock and intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     In August 1999, BigStar completed an initial public offering of 2,500,000 shares of common stock, $.001 par value, at a price per share of $10.00. Prudential Securities, Wasserstein Perella Securities, Inc. and First Security Van Kasper acted as the managing underwriters for the offering. The effective date of BigStar's registration statement on Form S-1 was August 2, 1999. The Commission file number for that filing is 333-77963. Between the effective date and December 31, 1999, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

DIRECT OR INDIRECT PAYMENTS TO OTHERS:
--------------------------------------
Underwriting discounts and commissions......................  $ 1,750,000
Other expenses..............................................    1,241,082
                                                              -----------
Total expenses..............................................    2,991,082
                                                              -----------
Net offering proceeds after total expenses..................  $22,008,918
                                                              ===========

     Between the effective date and December 31, 1999, the net offering proceeds of approximately $10,000,000 were used for the following purposes:

DIRECT OR INDIRECT PAYMENTS TO OTHERS:
--------------------------------------
Increase marketing, advertising and promotional spending....  $ 3,500,000
Upgrade computer systems and develop additional software
  programs..................................................    1,100,000
Hire additional marketing, technical and production
  personnel.................................................      500,000
Fund operating losses and general corporate purposes........    4,900,000
                                                              -----------
Total use of proceeds.......................................  $10,000,000
                                                              ===========

     The amounts listed above represent a reasonable estimate of the application of net proceeds from the offering. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There were no direct or indirect payments from the net proceeds to directors or officers of BigStar or to affiliates or persons owning ten percent of more of the common stock of BigStar.

SALE OF UNREGISTERED SECURITIES

     BigStar made the following unregistered sales of common stock during the quarter ended December 31, 1999:

                                        NAME OF
                                      UNDERWRITER                       PERSON OR CLASS OF
                      AMOUNT OF       OR PLACEMENT   CONSIDERATION        PERSON TO WHOM
TRANSACTION DATE   SECURITIES SOLD       AGENT         RECEIVED        SECURITIES WERE SOLD
----------------   ----------------   ------------   -------------   -------------------------
  December 14,
  1999...........  1,428,571 shares       None        $10 million           ValueVision
                                                                         International, Inc.

     Exemption from registration for the transaction described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by the issuer not including a public offering, in that this transaction was made, without general solicitation or advertising, to a sophisticated investor with access to all relevant information necessary to evaluate this investment and who represented to BigStar that the shares were being acquired for investment.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations" and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K report.

                                                              MARCH 2, 1998
                                           YEAR ENDED      (DATE OF INCEPTION)
                                          DECEMBER 31,       TO DECEMBER 31,
                                              1999                 1998
                                          ------------    ----------------------
OPERATIONS DATA:
Net sales...............................  $ 13,352,201         $   789,107
Cost of sales...........................    10,223,426             714,443
                                          ------------         -----------
          Gross profit..................     3,128,775              74,664
                                          ------------         -----------
Operating Expenses:
Sales and marketing.....................    15,593,111           1,467,075
Website and software development........     4,968,840             970,594
General and administrative..............     3,955,007             891,970
                                          ------------         -----------
          Total operating expenses......    24,516,958           3,329,639
                                          ------------         -----------
          Loss from operations..........   (21,388,183)         (3,254,975)
Investment income, net..................       530,327               7,154
                                          ------------         -----------
Net loss................................  $(20,857,856)        $(3,247,821)
                                          ============         ===========
  Basic and diluted net loss per
     share..............................  $      (3.18)        $     (1.25)
                                          ============         ===========
Weighted average shares of common stock
  outstanding used in computing basic
  and diluted net loss per share........     6,567,504           2,602,784
                                          ============         ===========

                                                         DECEMBER 31,
                                                   ------------------------
                                                      1999          1998
                                                   -----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents........................  $17,422,817   $  363,124
Working capital (deficit)........................   20,271,050     (946,631)
Total assets.....................................   29,852,063    1,338,090
Stockholders' equity (deficit)...................   23,280,705     (494,497)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information, the statements in this Form 10-K report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. BigStar's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, and the risks discussed under the caption, "Item 1. Business -- Risk Factors." You should read our financial statements and the related notes to those statements and the other financial data appearing elsewhere in this Form 10-K report.

OVERVIEW

     BigStar was incorporated in March 1998. We began offering products for sale on our main web site, bigstar.com, in May 1998. Until that time, our operating activities related primarily to the development of the bigstar.com web site.

     Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our web sites and order processing systems, and marketing, advertising and promotional expenses. As of December 31, 1999, we had an accumulated deficit of $24,105,677. As we expand our business, we believe that our operating expenses will increase primarily due to increased marketing, advertising and promotional expenses, and software development costs and additional depreciation and amortization related to capital expenditures. As a result, we expect to incur operating and net losses and negative cash flow from operations for the next several years.

RESULTS OF OPERATIONS

     Described below are selected statement of operations data for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998. This information is derived from our audited financial statements that include, in the opinion of management, all adjustments necessary for a fair presentation of the information for these periods.

     Results of operations for any period are not expected to be indicative of results for any future period.

                                                                                  MARCH 2, 1998
                                                             YEAR ENDED        (DATE OF INCEPTION)
                                                            DECEMBER 31,         TO DECEMBER 31,
                                                                1999                   1998
                                                            ------------      ----------------------
Net sales.................................................  $ 13,352,201           $   789,107
Cost of sales.............................................    10,223,426               714,443
                                                            ------------           -----------
  Gross profit............................................     3,128,775                74,664
Operating expenses
  Sales and marketing.....................................    15,593,111             1,467,075
  Web site and software development.......................     4,968,840               970,594
  General and administrative..............................     3,955,007               891,970
                                                            ------------           -----------
          Total operating expenses........................    24,516,958             3,329,639
          Loss from operations............................   (21,388,183)           (3,254,975)
Investment income.........................................       530,327                 7,154
                                                            ------------           -----------
          Net loss........................................  $(20,857,856)          $(3,247,821)
                                                            ============           ===========

 The year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998

     Net Sales. Net sales were $13,352,201 for the year ended December 31, 1999 and $789,107 for the period from March 2, 1998 (date of inception) to December 31, 1998. BigStar recognized $1,859,120 in advertising and promotional revenues, including $925,000 of barter revenues, for the year ended December 31, 1999. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues beginning in the second quarter of 1999. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and promotions. For the year ended December 31, 1999 revenues also include sales to customers who used $2,693,793 of coupons for discounts on their purchases of filmed entertainment products. The corresponding cost of these coupons is included in sales and marketing expenses.

     Until November 1998, sales of filmed entertainment products consisted primarily of videos. Beginning in November 1998, we commenced selling DVDs. Based upon units shipped, DVDs and videos accounted for approximately 49% and 57%, respectively, of filmed entertainment products sold for the year ended December 31, 1999. Due to the higher selling prices of DVDs, compared to videos, revenue from DVD sales was approximately 56% compared to 44% for videos, for the year ended December 31, 1999. Sales of DVDs for the period from March 2, 1998 (date of inception) to December 31, 1998 were not material.

     As of December 31, 1999, BigStar had approximately 250,000 customers compared to approximately 24,000 as of December 31, 1998. Total orders increased to approximately 485,000, for the year ended December 31, 1999, from approximately 26,000 for the period from March 2, 1998 (date of inception) to December 31, 1998, of which over 160,000 orders were in the fourth quarter of 1999, an increase of over 140,000 from the approximately 19,000 orders placed during the fourth quarter of 1998. In order to increase our customer base, we promote selected products through aggressive pricing. We may, in the future, continue to offer selected products at deeper than normal discounts in response to our competition or to attract or retain customers. We are unable to anticipate the impact that these potential pricing structures will have on our ability to attract or retain customers or on our gross margins because they depend on our competitors' pricing, as well as the mix of all products sold and their related gross margins.

     Cost of Sales. For the year ended December 31, 1999, cost of sales were $10,223,426 resulting in a gross profit of $3,128,775 and a gross margin of 23.4%, compared to a cost of sales of $714,443 for the period from March 2, 1998 (date of inception) to December 31, 1998, resulting in a gross profit of $74,664 and a related gross margin of 9.5%.

     Cost of sales consists of the cost of merchandise sold and shipping and handling costs. The increase in gross margin for the year ended December 31, 1999, compared to the period from March 2, 1998 (date of inception) to December 31, 1998 is attributable to advertising and promotional revenues, as well as selling prices on filmed entertainment products reflecting smaller discounts from their suggested retail prices and lower shipping and handling costs as a percentage of selling prices. The higher gross margins earned from sales of videos were partially offset by the lower gross margins from sales of DVDs, which are typically sold at deeper discounts to their suggested retail price. BigStar's primary provider of filmed entertainment and related order fulfillment services is Baker & Taylor, from whom BigStar obtained substantially all of its filmed entertainment products in 1999 and 1998.

     Sales and marketing expenses. Sales and marketing expenses were $15,593,111 for the year ended December 31, 1999 and $1,467,075 for the period from March 2, 1998 (date of inception) to December 31, 1998.

     Sales and marketing expenses consist primarily of payments related to advertising, promotion and marketing programs. Sales and marketing expenses also include the costs of promotional filmed entertainment products that are made available to customers who agree to receive notification of future promotions and coupons. BigStar records the cost of promotional filmed entertainment products and coupons upon shipment to the customer based upon the charge to BigStar by its supplier or the value of the coupon redeemed.

Shipping charges on promotional filmed entertainment products are included in cost of sales and the related customer billings are included in revenues.

     Advertising expenses were $9,599,754 for the year ended December 31, 1999, of which $3,277,280 related to offline advertising to build BigStar brand awareness. The cost of promotional filmed entertainment products totaled $1,673,204 for the year ended December 31, 1999 and $255,443 for the period from March 2, 1998 (date of inception) to December 31, 1998. Sales and marketing expenses for the year ended December 31, 1999 also include $2,693,793 in coupons distributed to consumers for discounts on purchases of filmed entertainment products. In addition to increased expenditures for the above mentioned advertising, coupon and promotional costs, the higher sales and marketing expenses for the year ended December 31, 1999, compared to the period from March 2, 1998 (date of inception) to December 31, 1998, reflect the costs of additional sales and marketing employees.

     Web site and software development expenses. Web site and software development expenses were $4,968,840 for the year ended December 31, 1999 and $970,594 for the period from March 2, 1998 (date of inception) to December 31, 1998.

     Web site and software development expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites. The costs for web site and software development personnel totaled $3,811,556 for the year ended December 31, 1999 and $812,659 for the period from March 2, 1998 (date of inception) to December 31, 1998. These expenses also include the costs of systems and telecommunication services of $755,655 for the year ended December 31, 1999 and $81,640 for the period from March 2, 1998 (date of inception) to December 31, 1998. The cost of content purchased and licensed from third parties increased to $293,429 for the year ended December 31, 1999 from $130,900 for the period from March 2, 1998 (date of inception) to December 31, 1998.

     General and administrative expenses. General and administrative expenses were $3,955,007 for the year ended December 31, 1999 and $891,970 for the period March 2, 1998 (date of inception) to December 31, 1998.

     General and administrative expenses include personnel costs and related expenses for executive, accounting and administrative personnel, of $1,890,391 for the year ended December 31, 1999 and $355,697 for the period from March 2, 1998 (date of inception) to December 31, 1998. Also included in general and administrative expenses are professional fees, of $418,529 for the years ended December 31, 1999 and $191,368 for the period from March 2, 1998 (date of inception) to December 31, 1998.

     Net loss. BigStar's net loss was $20,857,856 for the year ended December 31, 1999 compared to a net loss of $3,247,821 for the period from March 2, 1998 (date of inception) to December 31, 1998. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this net operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operating cash requirements primarily through sales of our common stock. Prior to our initial public offering, we raised net proceeds of approximately $14,045,724 through the sale of 5,829,299 shares of common stock and the exercise of 193,612 warrants. In August 1999, we completed our initial public offering of 2,500,000 shares of common stock resulting in proceeds to BigStar of $22,008,918, net of an underwriting discount of $1,750,000 and other offering expenses of $1,241,082 that primarily related to legal and printing costs. In December 1999, we entered into a strategic relationship with ValueVision. As part of this agreement, ValueVision invested $10,000,000 in BigStar by purchasing 1,428,571 shares of our common stock.

     Net cash used in operating activities for the year-ended December 31, 1999 of $17,411,907 was primarily due to our net loss of $20,857,856. The cash requirements associated with the loss were reduced by an increase in accounts payable and accrued expenses of $4,738,771, the availability of $453,000 held in escrow from a private placement that was initiated in 1998, as well as depreciation and amortization of $387,316 and non-cash stock options and warrant expenses of $324,199, which is the result of the issuance of options and warrants to purchase 619,269 shares of common stock to consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 19,400 shares in exchange for occupancy services.

These sources of cash flows were offset by the increase in accounts receivable of $1,083,333, an increase in prepaid and other current assets of $866,133, and an increase in other assets of $468,459. During 1998, net cash used in operating activities was $1,727,702 and was primarily due to our net loss of $3,247,821, offset by an increase in accounts payable and accrued expenses of $1,820,587. In addition, during 1998 we recognized $192,156 of non-cash expenses, which was the result of the issuance of options and warrants to purchase 507,562 shares of common stock to consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 184,300 shares of common stock in exchange for marketing, advertising and occupancy services.

     At December 31, 1999 the Company had working capital of $20,271,050 compared to a working capital deficit of ($946,631) at December 31, 1998. The increase in working capital is primarily attributable to the cash and cash equivalents and short-term investments of $24,325,051, received from the financing activities discussed above, less the accounts payable and accrued expenses of $6,571,358.

     At December 31, 1998 and 1999, the increase in accounts payable and accrued expenses resulted primarily from the increase in purchases of filmed entertainment and promotional products over the preceding period, as well as additional advertising. The increase in accounts receivable was due to the lag between the shipment of filmed entertainment products and the resulting settlement with our credit card processor, and the related lag between the acceptance by the processor of the charges and the remittance of funds to BigStar.

     Net cash used in investing activities of $9,036,113 for the year-ended December 31, 1999 related to the purchase of $6,847,822 in investment securities and $2,188,291 in computer equipment and related software while the net cash used for investing activities of $470,342 for the period from March 2, 1998 (date of inception) through December 31, 1998 was used primarily for purchases of computer equipment and related software.

     We currently have agreements with our principal suppliers under which our total credit availability is $6,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days.

     At December 31, 1999, our principal commitments consisted of obligations for advertising under cancelable agreements. The minimum amounts payable under these agreements was approximately $1,304,626.

     We have no material commitments for capital expenditures, but anticipate expenditures of approximately $1,300,000 for hardware and related software enhancements of our web site during the next 12 months. These expenditures would expand the capabilities of our web site to allow access by more customers and to enhance customers' experiences on our web site. We expect to fund these expenditures from existing resources.

     We believe that our existing cash and cash equivalent and short-term investments will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the caption titled "Item 1. Business -- Risk Factors." In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. We cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

SEASONALITY AND REVENUE FLUCTUATIONS

     BigStar's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on our business. Seasonal fluctuations in sales of filmed entertainment products may affect our sales. Fluctuations in revenue also may result from the timing of hit releases on video and/or DVD.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. SOP 98-1 also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. BigStar adopted SOP 98-1 in 1999 and has capitalized $564,805 related to internally developed website software.

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 during the third quarter of year ended December 31, 2000 will not have a material impact on the Company's results of operations.

     In January 2000, the Emerging Issue Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions," which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold as a cash transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Interest Rate Risk

     We are exposed to changes in interest rates primarily from our short-term investments in money market fund and commercial paper. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire yield curve would not materially affect the fair value of interest-sensitive financial instruments at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are included in this Form 10-K report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein will be reported in our Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 28, 2000, and is incorporated herein by reference.

CERTAIN FILINGS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires BigStar's directors and executive officers and persons who own more than ten percent of a registered class of BigStar's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of BigStar. Directors, officers and greater than ten percent stockholders are required by the Commission to furnish BigStar with copies of all Section 16(a) forms they file.

     Based on a review of such timely filed forms received by us and representations by persons that would be required to file such forms, BigStar believes that all required filings by current executive officers and directors have been timely filed, except that Form 4 statements for December 1999 and January 2000 for Mr. D. Jonathan Merriman were filed late. Additionally, the Form 3 statement of Stuart Goldfarb was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein will be reported in our Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 28, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein will be reported in our Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 28, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein will be reported in our Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 28, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements as of December 31, 1999 and 1998 Together with Auditors' Report. See page F-1.

          (2) Financial Statement Schedule. See page S-2.

          (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT
NUMBER                 DESCRIPTION AND METHOD OF FILING
-------                --------------------------------
  3.1    Certificate of Incorporation.*
  3.2    Certificate of Amendment to Certificate of Incorporation.*
  3.3    Certificate of Amendment to Certificate of Incorporation.*
  3.4    Form of BigStar's Common Stock Certificate.*
 10.1    Form of Indemnification Agreement.*
 10.2    1998 Stock Option and Incentive Plan.*
 10.3    Amended 1999 Stock Option and Incentive Plan.*
 10.4    Employment Agreement dated March 15, 1999, by and between
         David Friedensohn and BigStar.*
 10.5    Distribution Agreement dated February 18, 1998 by and
         between Baker & Taylor and BigStar.*
 10.6    Strategic Marketing Agreement dated as of May 1999 by and
         between Baker & Taylor and BigStar.*
 10.7    Rights Agreement among BigStar and each of the stockholders identified therein.*
 10.8    Agreement of Lease dated February, 1999, between Seaport
         Associates, LP and BigStar.*
 10.9    1999 Employee Stock Purchase Plan.*
 21.1    Subsidiaries.
 23.1    Consent of Arthur Andersen LLP, Independent Public
         Accountants.
 27      Financial Data Schedule.

---------------
* Incorporated by reference to BigStar's registration statement on Form S-1, Registration No. 333-77963.

     (b) No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

     The undersigned officers and directors of BigStar Entertainment, Inc. hereby constitute and appoint David Friedensohn and David Levitsky and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March, 2000.

                                          BIGSTAR ENTERTAINMENT, INC.

                                          By: /s/ DAVID FRIEDENSOHN
                                            ------------------------------------
                                            David Friedensohn
                                            Chief Executive Officer and
                                            Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                              TITLE OF CAPACITIES                DATE
                   ---------                              -------------------                ----
             /s/ DAVID FRIEDENSOHN                Chief Executive Officer and Chairman  March 29, 2000
------------------------------------------------    of the Board
               David Friedensohn

               /s/ DAVID LEVITSKY                 Executive Vice President, General     March 29, 2000
------------------------------------------------    Manager, Secretary and Director
                 David Levitsky

             /s/ ROBERT S. YINGLING               Chief Financial Officer               March 29, 2000
------------------------------------------------
               Robert S. Yingling

            /s/ D. JONATHAN MERRIMAN              Director                              March 29, 2000
------------------------------------------------
              D. Jonathan Merriman

              /s/ WILLIAM LANSING                 Director                              March 29, 2000
------------------------------------------------
                William Lansing

              /s/ STUART GOLDFARB                 Director                              March 29, 2000
------------------------------------------------
                Stuart Goldfarb

              /s/ MARLEEN MCDANIEL                Director                              March 29, 2000
------------------------------------------------
                Marleen McDaniel

             /s/ I. MARTIN POMPADUR               Director                              March 29, 2000
------------------------------------------------
               I. Martin Pompadur

                                     INDEX

                                                                 PAGE
                                                              ----------
FINANCIAL STATEMENTS:
  Report of Independent Public Accountants..................         F-2
  Balance Sheets as of December 31, 1999 and 1998...........         F-3
  Statements of Operations for the Year Ended December 31,
     1999 and for the Period from March 2, 1998 (date of
     inception) to December 31, 1998........................         F-4
  Statements of Stockholders' Equity (Deficit) for the Year
     Ended December 31, 1999 and for the Period from March
     2, 1998 (date of inception) to December 31, 1998.......         F-5
  Statements of Cash Flows for the Year Ended December 31,
     1999 and for the Period from March 2, 1998 (date of
     inception) to December 31, 1998........................         F-6
Notes to Financial Statements...............................  F-7 - F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BigStar Entertainment, Inc.:

     We have audited the accompanying balance sheets of BigStar Entertainment, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BigStar Entertainment, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

New York, New York
February 4, 2000

                          BIGSTAR ENTERTAINMENT, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------    -----------
                                         ASSETS
ASSETS:
  Current assets --
     Cash and cash equivalents..............................  $ 17,422,817    $   363,124
     Cash held in escrow....................................            --        453,000
     Accounts receivable, net of allowance of $20,000 and
       $5,000 as of December 31, 1999 and 1998,
       respectively.........................................     1,129,454         61,121
     Short-term investments.................................     6,902,234             --
     Prepaid expenses and other current assets..............     1,387,903          8,711
                                                              ------------    -----------
          Total current assets..............................    26,842,408        885,956
Property and equipment, net.................................     2,253,109        452,134
Other assets................................................       756,546             --
                                                              ------------    -----------
          Total assets......................................  $ 29,852,063    $ 1,338,090
                                                              ============    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
  Current liabilities --
     Accounts payable.......................................  $  3,729,806    $   830,088
     Accrued expenses.......................................     2,146,552        759,259
     Accrued payroll costs..................................       695,000        243,240
                                                              ------------    -----------
          Total current liabilities.........................     6,571,358      1,832,587
                                                              ------------    -----------
Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding at
     December 31, 1999 and 1998, respectively...............            --             --
  Common stock, $.001 par value; 40,000,000 shares
     authorized; 10,032,506 and 3,022,307 issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................        10,032          3,022
  Additional paid-in capital................................    47,885,409      2,361,716
  Subscribed stock..........................................            --        453,000
  Deferred compensation.....................................      (509,059)       (64,414)
  Accumulated deficit.......................................   (24,105,677)    (3,247,821)
                                                              ------------    -----------
          Total stockholders' equity (deficit)..............    23,280,705       (494,497)
                                                              ------------    -----------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 29,852,063    $ 1,338,090
                                                              ============    ===========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                          BIGSTAR ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS

                                                                                     MARCH 2, 1998
                                                               YEAR ENDED        (DATE OF INCEPTION) TO
                                                            DECEMBER 31, 1999      DECEMBER 31, 1998
                                                            -----------------    ----------------------
Net Sales.................................................    $ 13,352,201            $   789,107
Cost of Sales.............................................      10,223,426                714,443
                                                              ------------            -----------
          Gross profit....................................       3,128,775                 74,664
                                                              ------------            -----------
Operating Expenses:
  Sales and marketing.....................................      15,593,111              1,467,075
  Web site and software development.......................       4,968,840                970,594
  General and administrative..............................       3,955,007                891,970
                                                              ------------            -----------
          Total operating expenses........................      24,516,958              3,329,639
                                                              ------------            -----------
          Loss from operations............................     (21,388,183)            (3,254,975)
Investment Income.........................................         530,327                  7,154
                                                              ------------            -----------
          Net loss........................................    $(20,857,856)           $(3,247,821)
                                                              ============            ===========
Per Share Information:
     Net loss per share -- Basic and diluted..............    $      (3.18)           $     (1.25)
                                                              ============            ===========
     Weighted average common shares outstanding -- Basic
       and diluted........................................       6,567,504              2,602,784
                                                              ============            ===========

  The accompanying notes to financial statements are an integral part of these statements.

                          BIGSTAR ENTERTAINMENT, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1999
   AND THE PERIOD FROM MARCH 2, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

                                  COMMON STOCK       ADDITIONAL                                                    TOTAL
                              --------------------     PAID-IN     SUBSCRIBED     DEFERRED     ACCUMULATED     STOCKHOLDERS'
                                SHARES     AMOUNT      CAPITAL       STOCK      COMPENSATION     DEFICIT      EQUITY (DEFICIT)
                              ----------   -------   -----------   ----------   ------------   ------------   ----------------
Balance, March 2, 1998
  (inception)...............          --   $    --   $        --   $      --     $      --     $         --     $         --
  Issuance of common stock
    to founders.............   1,940,000     1,940         8,060          --            --               --           10,000
  Issuance of common stock
    for services............      19,400        19            81          --            --               --              100
  Issuance of common stock
    and warrants, net of
    $23,000 of issuance
    costs...................     939,717       940     1,947,268          --            --               --        1,948,208
  Subscribed stock..........          --        --            --     453,000            --               --          453,000
  Issuance of stock options
    for services............          --        --       117,000          --            --               --          117,000
  Issuance of warrants for
    services................          --        --        54,300          --            --               --           54,300
  Issuance of warrants to
    director for consulting
    services................          --        --         6,150          --            --               --            6,150
  Employee stock option
    compensation............          --        --        14,706          --            --               --           14,706
  Deferred employee stock
    option compensation.....          --        --        64,414          --       (64,414)              --               --
  Exercise of warrants......     123,190       123       149,737          --            --               --          149,860
  Net loss..................          --        --            --          --            --       (3,247,821)      (3,247,821)
                              ----------   -------   -----------   ---------     ---------     ------------     ------------
Balance, December 31,
  1998......................   3,022,307     3,022     2,361,716     453,000       (64,414)      (3,247,821)        (494,497)
  Issuance of common stock
    and warrants, net of
    $664,045 of issuance
    costs...................   4,378,153     4,378    21,803,751          --            --               --       21,808,129
  Issuance of common stock
    upon exercise of
    warrants................     132,046       132       143,534          --            --               --          143,666
  Issuance of stock options
    and warrants............          --        --       968,827          --            --               --          968,827
  Issuance of subscribed
    stock...................          --        --            --    (453,000)           --               --         (453,000)
  Initial public offering,
    net of $2,991,082 of
    issuance costs..........   2,500,000     2,500    22,006,418          --            --               --       22,008,918
  Deferred stock option and
    warrants costs..........          --        --       601,163          --      (601,163)              --               --
  Amortization of deferred
    stock option
    compensation............          --        --            --          --       156,518               --          156,518
  Net loss..................          --        --            --          --            --      (20,857,856)     (20,857,856)
                              ----------   -------   -----------   ---------     ---------     ------------     ------------
Balance, December 31,
  1999......................  10,032,506   $10,032   $47,885,409   $      --     $(509,059)    $(24,105,677)    $ 23,280,705
                              ==========   =======   ===========   =========     =========     ============     ============

  The accompanying notes to financial statements are an integral part of these statements.

                          BIGSTAR ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR        MARCH 2, 1998
                                                                 ENDED        (INCEPTION) TO
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                              ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(20,857,856)    $(3,247,821)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................       387,316          30,208
     Allowance for doubtful accounts........................        15,000           5,000
     Noncash common stock option and warrant expenses.......       324,199         192,156
     Amortization of investment discount....................       (54,412)             --
  Changes in assets and liabilities --
     Cash held in escrow....................................       453,000        (453,000)
     Accounts receivable....................................    (1,083,333)        (66,121)
     Prepaid expenses and other current assets..............      (866,133)         (8,711)
     Other assets and noncurrent assets.....................      (468,459)             --
     Accounts payable, accrued expenses and accrued payroll
       costs................................................     4,738,771       1,820,587
                                                              ------------     -----------
          Net cash used in operating activities.............   (17,411,907)     (1,727,702)
                                                              ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (2,188,291)       (470,342)
  Purchase of investments...................................    (6,847,822)             --
                                                              ------------     -----------
          Net cash used in investing activities.............    (9,036,113)       (470,342)
                                                              ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................    43,960,713       2,108,168
  Proceeds from private placement pending closing...........      (453,000)        453,000
                                                              ------------     -----------
          Net cash provided by financing activities.........    43,507,713       2,561,168
                                                              ------------     -----------
          Net increase in cash and cash equivalents.........    17,059,693         363,124
Cash and Cash Equivalents, beginning of year................       363,124              --
                                                              ------------     -----------
Cash and Cash Equivalents, end of year......................  $ 17,422,817     $   363,124
                                                              ============     ===========
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITIES:
Warrants issued for future services.........................  $    801,146     $        --
                                                              ============     ===========

  The accompanying notes to financial statements are an integral part of these statements.

                          BIGSTAR ENTERTAINMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     BigStar Entertainment, Inc. (the "Company") is an online direct marketer of filmed entertainment products. The Company operates bigstar.com, a leading Shop-A-Tainment(TM) destination site based upon internal analysis of traffic, sales and other metrics. The Company offers approximately 40,000 filmed entertainment products, including feature films, childrens' movies and educational, health and fitness, and instructional videos. The Company's Shop-A-Tainment strategy integrates captivating information about movies and movie stars in a fun shopping site, with the goal of more repeat visits to the Company's web site, higher page views, greater customer loyalty and revenue.

     bigstar.com's extensive content also includes movie trailers and feature films that the user can stream and view on their computer. The user information provided during visits to the Company's site allows the Company to market directly to consumers using its proprietary, internally-developed, direct marketing software.

     The Company operates in the online retail industry which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional retail outlets and other entities that maintain similar commercial web sites.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. Included in the balance at December 31, 1999 is a certificate of deposit for $180,600 securing a letter of credit issued in connection with the Company's facility lease (Note
8).

  Cash Held in Escrow

     At December 31, 1998, $453,000 represented cash held in escrow for shares of the Company's common stock which were issued in January 1999.

  Investments

     All investments with a maturity greater than three months are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At December 31, 1999, all investments were classified as held-to-maturity based on management's intent and ability to hold the investments until maturity. The carrying amounts and estimated fair values of the Company's investments at December 31, 1999 were as follows:

                                                                        1999
                                                              ------------------------
                                                               CARRYING    FAIR MARKET
                                                                AMOUNT        VALUE
                                                              ----------   -----------
Commercial Paper............................................  $3,905,381   $3,883,416
Auction Rate Securities.....................................   2,000,000    2,000,000
Certificate of Deposit......................................     996,853      994,510
                                                              ----------   ----------
     Total..................................................  $6,902,234   $6,877,926
                                                              ==========   ==========

     Fair values of short-term investments are based upon quoted market prices and approximate their carrying value due to their short-term maturities. All of the Company's investments have a maturity of less than one year from the date of purchase. No charge has been recorded in the accompanying statements of operations for the unrealized loss of $24,308.

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

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

  Reclassification

     Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current period presentation.

  Revenue Recognition

     Revenue consists of sales of filmed entertainment in popular formats, primarily videos, and DVDs, over the Company's web site and online advertising and promotional revenues. The Company recognizes revenue from its web site when the products are shipped to customers and when advertisements and promotional items are served. Outbound shipping and handling charges are also included in net sales. Revenues also include sales to customers who used $2,693,793 of coupons for discounts on their purchases of filmed entertainment products. The corresponding cost of these coupons is included in sales and marketing expenses in the accompanying statements of operations. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical return experience.

     For the year ended December 31, 1999, net sales included barter revenues of 6.9%. The Company places an advertisement on its customers' Web sites in exchange for placing its customers' advertisements on the BigStar Web site. Revenues from these transactions are based upon the Company's "cost per thousand impressions", utilized in similar cash transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. No barter revenues were recorded for the period from March 2, 1998 (date of inception) to December 31, 1998. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying statements of operations

  Cost of Sales

     Cost of sales includes the cost of the filmed entertainment product, as well as shipping and handling costs.

  Dependence on Supplier

     The Company's primary provider of filmed entertainment and related order fulfillment services is Baker & Taylor, Inc. ("B&T") from whom the Company obtained substantially all of its inventory in 1999 and 1998. Although the Company has agreements with several order fulfillment providers, it has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing fulfillment relationships. There can be no assurance that the Company will maintain its relationship with B&T beyond the term of its existing strategic marketing agreement. Further, should the Company's relationship with B&T terminate unexpectedly, or should its relationships terminate with other providers of filmed entertainment products and related fulfillment services, it may not be able to find an alternative, comparable vendor capable of providing fulfillment services on satisfactory terms to the Company and, therefore, there may be an adverse effect on the Company's results of operations.

     On May 3, 1999, the Company entered into a Strategic Marketing Agreement ("Supplier Agreement") with B&T. The Supplier Agreement expires in December 2000, but has an automatic renewal option for

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

24 months unless canceled in writing by either party with ninety days notice prior to the end of the preceding term, and includes specific credit terms as defined in the agreement. In connection with this Supplier Agreement, the Company issued warrants to B&T to purchase 29,100 shares of the Company's common stock at a price of $8.25 per share, exercisable at any time over the next three years. The warrants were valued at $30,000, using the Black-Scholes option pricing model, which is being amortized over the life of the Supplier Agreement.

  Web Site and Software Development

     Web site and software development expenses consist primarily of payroll and related expenses for web site development, systems and telecommunications operations personnel and consultants, systems and telecommunications infrastructure related to the web sites. For the year ended December 31, 1998, all web site and software development costs have been expensed as incurred. In January 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

     For the year ended December 31, 1999, the Company capitalized certain external direct costs related to increased functionality of it's web site, which are being amortized on a straight-line basis over the related useful life of two years (Note 3). All costs incurred for upgrades, maintenance, and enhancements, which did not result in additional functionality, were expensed.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets. Computer equipment, office equipment and furniture are depreciated over estimated useful lives of three years. Leasehold improvements and equipment held under capital lease are amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease.

  Accounting for Long-Lived Assets

     The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 1999.

  Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

benefits of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements.

  Advertising Expense

     Advertising and promotional costs are expensed as incurred. Advertising expenses include the costs of online, as well as traditional media. Promotional expenses include the product costs of promotional items and the value of coupons utilized for purchases. The Company records the charge for promotional expenses upon shipment to the customer, based upon the cost charged to the Company by its supplier for promotional items, or the estimated value of coupons distributed that are expected to be redeemed. The total expense related to redeemed and expected to be redeemed coupons amounted to $2,693,793 for the year ended December 31, 1999. There were no expenses related to coupons for the period from March 2, 1998 (date of inception) to December 31, 1998. Accrued expenses include the estimated value of coupons distributed prior to December 31, 1999 that are expected to be redeemed in the year ended December 31, 2000. Shipping charges on the promotional filmed entertainment products are included in cost of sales, and the related customer billings are included in revenues. These promotional items are primarily videos distributed to customers who agree to receive notification of future promotions. Advertising expenses were approximately $9,599,754 and $959,000 for the year ended December 31, 1999, and for the period from March 2, 1998 (date of inception) to December 31, 1998, respectively. Promotional costs were $1,673,204 and $255,000 for the year ended December 31, 1999 and for the period from March 2, 1998 (date of inception) to December 31, 1998, respectively.

  Stock-Based Compensation

     The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

     The Company accounts for nonemployee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

  Basic and Diluted Net Loss Per Common Share

     The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. Diluted loss per share for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998, does not include the impact of 2,837,231 and 951,434 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be antidilutive.

  Comprehensive Income

     During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

Company's financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998.

  New Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 during the third quarter of year 2000 will not have a material impact on the Company's results of operations.

     In January 2000, the Emerging Issue Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions," which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold as a cash transaction.

2. BUSINESS AND CREDIT CONCENTRATIONS

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of these instruments approximate fair value.

     The Company maintains cash with domestic financial institutions and invests in investment grade securities. The Company performs periodic evaluations of the relative credit standing of the institutions. From time to time, the Company's cash balances with the financial institutions may exceed Federal Deposit Insurance Corporation insurance limits.

     The Company's customers are primarily concentrated in the United States. The Company performs credit card authorizations before products are shipped to reduce the risk of fraudulent credit card use.

     At December 31, 1999 and 1998, the Company had gross receivable balances consisting of $713,528 relating to advertising sales and $435,926 of trade receivables.

     No individual customer accounted for greater than 10% of revenues for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998. In addition, no individual customer accounted for greater than 10% of gross accounts receivable at December 31, 1999 and 1998.

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Computer equipment..........................................  $1,937,949    $449,548
Website development costs...................................     564,805          --
Office equipment and furniture..............................     142,521      32,794
Leasehold improvements......................................      25,358          --
                                                              ----------    --------
                                                               2,670,633     482,342
Less -- Accumulated depreciation and amortization...........     417,524      30,208
                                                              ----------    --------
                                                              $2,253,109    $452,134
                                                              ==========    ========

     Depreciation expense for the year ended December 31, 1999 and the period March 2, 1998 (date of inception) to December 31, 1998 was $387,316 and $30,208, respectively.

4. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                   DECEMBER 31
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Advertising and promotional costs...........................  $1,432,340    $364,586
Professional and consulting fees............................     226,269      78,025
Accrued purchased equipment.................................          --     141,794
Other.......................................................     487,943     174,854
                                                              ----------    --------
                                                              $2,146,552    $759,259
                                                              ==========    ========

     Accrued advertising costs represent the cost of online and traditional media services provided to the Company prior to year end for which the Company was billed subsequent to year end and promotional costs representing the estimated value of coupons distributed prior to year end that are expected to be redeemed during the year ended December 31, 2000.

5. INCOME TAXES

     No provision for U.S. federal or state income taxes has been recorded for the year ended December 31, 1999 and for the period from March 2, 1998 (date of inception) to December 31, 1998 as the Company has incurred operating losses.

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                                   DECEMBER 31
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Deferred tax assets, net:
  Net operating loss carryforwards........................  $ 8,195,930    $ 1,104,259
  Allowance for sales returns and bad debt................       15,300         10,200
  Deferred compensation...................................       44,141          5,000
  Less -- Valuation allowance.............................   (8,255,371)    (1,119,459)
                                                            -----------    -----------
          Deferred tax assets, net........................  $        --    $        --
                                                            ===========    ===========

     Realization of deferred tax assets is dependent upon available future earnings. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for any of the presented periods, as a result of the aforementioned valuation allowance.

     As of December 31, 1999 and 1998, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of $24,105,677 and $3,247,821, respectively. There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire in 2019 if not utilized. Under Section 382 of the Internal Revenue Code, these NOLs may be limited due to ownership changes.

6. STOCKHOLDERS' EQUITY (DEFICIT)

  Issuance of Capital Stock

     Upon incorporation in March 1998, the Company issued 1,940,000 shares of its common stock to its founders at $0.0052 per share. In addition, 19,400 shares of common stock were issued for legal services rendered in connection with the incorporation of the Company. The Company valued the 19,400 shares issued at a price of $0.0052 per share, which management deemed to be the fair value of the common stock on the date of issuance. As such, the Company recorded a charge to operations of $100, based upon the Company's determination of the fair value of the shares issued, which was more readily measurable than the value of the services performed.

     From March through May 1998, the Company entered into Stock Purchase Agreements with several investors pursuant to which the Company sold 472,677 shares of its common stock at $1.22 per share, of which 196,910 shares were sold to a principal stockholder of the Company, for net proceeds of $575,008. The Company also issued a warrant to the principal stockholder to purchase 123,190 shares of common stock at a price per share of $1.22. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrant. The Company determined the fair value of the warrant issued under the Black-Scholes option pricing model to be approximately $8,077. The warrant was exercised in full during 1998.

     From July through October 1998, the Company entered into Stock Purchase Agreements with several investors pursuant to which the Company sold 467,040 shares of its common stock at $2.99 per share for net proceeds of $1,373,200. In addition, warrants to purchase 45,745 shares of the Company's common stock at $2.99 per share, exercisable at any time through December 31, 2002, were issued for investment advisory services. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $12,183.

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

     In January and February 1999, the Company sold 1,554,806 shares of its common stock at $3.73 per share for total proceeds of $5,345,404, net of issuance costs of $465,086. In addition, warrants to purchase 141,651 shares of the Company's common stock at $3.73 per share were issued to placement agents as part of these transactions, of which 61,300 of the warrants were granted to First Security Van Kasper, of which one of the Company's directors is the managing director. The warrants are exercisable at any time prior to February 18, 2003. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrants. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $93,956.

     During April 1999, the Company sold 802,758 shares of common stock to Storie Partners, of which one of the Company's directors is the managing director, at a price of $3.73 per share for proceeds of $2,844,904, net of issuance costs of $155,100. The Company also issued a warrant to purchase 116,400 shares of the Company's common stock at $5.15 per share, exercisable at any time prior to April 1, 2003. As such, the Company determined the fair market value of the warrants to be immaterial under the Black-Scholes option pricing model as the warrants were issued at an exercise price that was above the then fair market value of the Company's common stock. In connection with the sale of the common stock, warrants to purchase 69,840 shares of the Company's common stock at $6.45 per share were distributed to the placement agent, First Security Van Kasper. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrants. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $24,322.

     In addition, during April 1999, the Company sold an additional 592,018 shares of common stock at a price of $6.19 per share for total proceeds of $3,661,680.

     Included in the offering expenses for the equity financings in February and April 1999 is $310,360 in fees paid to First Security Van Kasper. These fees have been recorded as an offset to the equity proceeds.

     On December 13, 1999 the Company sold 1,428,571 shares of common stock at a price of $7.00 per share to ValueVision International, Inc. ("ValueVision"). The equity investment resulted in net proceeds to the Company of $9,956,141, net of issuance costs of $43,859. Concurrent with the equity investment, the Company and ValueVision entered into a strategic alliance whereby the Company and ValueVision have agreed to jointly produce a weekly television show that will feature entertainment news and offer the Company's filmed entertainment products for sale (Note 8).

  Initial Public Offering

     On August 2, 1999, the Company completed an initial public offering of common stock. A total of 2,500,000 shares were sold at a price of $10.00 per share. The offering resulted in net proceeds to the Company of $22,008,918, net of underwriting discounts and offering expenses.

     Concurrent with its initial public offering, the Company canceled warrants to purchase 61,300 and 69,840 shares of the Company's common stock issued to First Security Van Kasper on February 18, 1999 and April 20, 1999, respectively, and a warrant to purchase 48,500 shares of the Company's common stock issued to a director of the Company, who is also a Managing Director of First Security Van Kasper, on January 1, 1999. Concurrently, the Company issued new warrants to First Security Van Kasper and the Managing Director, to purchase 160,000 and 80,000 shares of common stock, respectively, exercisable at a price of $10.00 per share, fully vested and exercisable from the date of grant to August 2, 2004. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $525,000 and allocated a portion of the net proceeds from the offering to the warrants.

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

  Registration Rights Agreements

     From January through April 1999, the Company entered into registration rights agreements with private placement investors. In addition, in January 1999, the Company entered into registration rights agreements with David Friedensohn and David Levitsky. These registration rights agreements entitle these persons to piggyback registration rights in connection with any registration by the Company of its securities. These persons are also entitled to demand registration rights enabling these persons to have their shares registered if holders of at least 25% of the then outstanding registrable shares demand that the Company file a registration statement under the Securities Act.

  Stock Split and Reverse Stock Split

     On May 3, 1999, the Company enacted a four-for-one stock split of its common stock. On July 6, 1999, the Board of Directors approved a .485-for-one reverse stock split of the Company's common stock effective July 28, 1999. Accordingly, all share and per share information in the accompanying financial statements has been retroactively restated to reflect the effects of the stock split and the reverse split.

  Warrants

     During 1998, in connection with certain stock purchase agreements, the Company issued an aggregate of 193,612 warrants (of which 123,190 were issued to a principal stockholder, as described above), each to purchase one share of common stock at an exercise price of $1.22. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrants. The Company determined the fair value of the warrants issued under the Black-Scholes Option Pricing Model to be approximately $12,677 ($8,077 allocated to the warrant issued to the principal stockholder).

     During April 1998, a director of the Company provided investment and business consulting services to the Company and received a warrant to purchase 48,500 shares of common stock at a price per share of $1.22, exercisable at any time prior to January 31, 2000. The Company determined the fair market value of the warrant issued under the Black-Scholes Option Pricing Model to be approximately $6,150. As such, the Company recorded a charge to consulting expense of $6,150 for the year ended December 31, 1998.

     During the period from March 2, 1998 (date of inception) to December 31, 1998 warrants to purchase 123,190 shares of common stock were exercised for net proceeds of $149,860.

     In January 1999, the Company issued a warrant to a director, for investment advisory services, to purchase 48,500 shares of common stock, exercisable at $3.73 per share, fully vested and exercisable at any time prior to January 1, 2002. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $23,119. The services were performed in connection with a private placement of the Company's common stock. The Company allocated the net proceeds from the sale of the common stock in the private placement to the common stock and to the warrants issued.

     On April 20, 1999, the Company issued a warrant to a director of the Company to purchase 24,250 shares of common stock at a price per share of $4.12, exercisable at any time prior to April 20, 2003. The Company determined the fair value of the warrant issued under the Black-Scholes option pricing model to be immaterial.

     During the year ended December 31, 1999, warrants to purchase 70,422 shares of common stock were exercised for net proceeds of $143,666. Additionally, in December 1999, 84,545 warrants were converted into 61,624 shares of common stock. In accordance with the warrant agreement, the warrant holder had the right to initiate a cashless exercise to convert the warrants into shares of common stock in lieu of exchanging cash. The number of shares received was determined by dividing the aggregate fair market value of the shares minus the aggregate exercise price of the warrants by the fair market value of one share.

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

     In November 1999, the Company entered into a strategic marketing agreement with the Belamo Corporation ("Belamo"), the owner of the flirt.com website. Under the agreement, BigStar issued warrants to Belamo to purchase 175,000 shares of the Company's common stock at $7.94, vesting monthly from January 1, 2000 through December 31, 2001. The value of the warrants, as determined under the Black-Scholes option pricing model, was $576,174 and is included in prepaid expenses and other current assets in the accompanying balance sheet at December 31, 1999. The Company received warrants to purchase 599,700 common shares of Belamo at $1.67 per share vesting monthly from January 1, 2000 through December 31, 2001. The Company valued these warrants at $600,000 but due to the uncertainty regarding the realizability of these warrants, the Company has recorded a valuation reserve for the asset and corresponding deferred revenue and will not recognize any income from the vesting of the warrants until such time as it is realized.

     During both the year-ended December 31, 1999, and the period from March 2, 1998 (date of inception) to December 31, 1998, the Company issued additional warrants to purchase 300,700 and 203,700 shares of common stock, respectively, for marketing, web site design and other professional services. In connection with the issuance of these warrants, the Company recorded consulting expenses totaling $39,265 and $54,300 for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998, respectively. The value of these warrants, as determined under the Black-Scholes pricing model, was $264,237 and $54,300, respectively, for the year-ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998.

     The following is a summary of all warrants granted for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998:

                                                                           WEIGHTED AVERAGE
                                                       WARRANTS GRANTED     EXERCISE PRICE
                                                       ----------------    ----------------
Outstanding at March 2, 1998.........................            --             $   --
  Granted............................................       491,557               2.19
  Exercised..........................................      (123,190)             (1.22)
  Canceled...........................................            --                 --
                                                          ---------             ------
Outstanding at December 31, 1998.....................       368,367               2.52
  Granted............................................     1,116,341               7.10
  Exercised..........................................      (132,046)             (1.46)
  Canceled...........................................      (202,561)             (4.78)
                                                          ---------             ------
Outstanding at December 31, 1999.....................     1,150,101             $ 6.68
                                                          =========             ======

     As of December 31, 1999 and 1998, the following number of warrants to purchase common stock remain outstanding:

EXERCISE PRICE                                                  1999        1998
--------------                                                ---------    -------
$1.22.......................................................     48,500    138,322
$2.99.......................................................     67,900    133,045
$3.00 -- $5.99..............................................    458,651     97,000
$6.00 -- $9.99..............................................    301,100         --
$10.00 -- $22.00............................................    273,950         --
                                                              ---------    -------
                                                              1,150,101    368,367
                                                              =========    =======

7. STOCK OPTION PLANS

     In 1998, the Company adopted the 1998 Stock Option and Incentive Plan ("1998 Plan") pursuant to which an aggregate of 485,000 shares of common stock were reserved for issuance to directors, officers, employees and consultants of the Company. The 1998 Plan provides for awards of both nonqualified stock

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

options and incentive stock options within the meaning of Section 422A of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors.

     The 1998 Plan is administered by the Board of Directors, which has the sole discretion to select the employees, officers and consultants to whom awards are made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1998 Plan. As of December 31, 1999 and 1998, options to purchase 470,708 and 481,217 shares, respectively, of the Company's common stock have been granted and remain outstanding under the 1998 Plan.

     In October 1998, the Company adopted the 1999 Stock Option and Incentive Plan ("1999 Plan") pursuant to which an aggregate of 291,000 shares of common stock were reserved for issuance to directors, officers, employees and consultants of the Company. This number of shares was increased to 970,000 shares in March 1999 and increased to 1,455,000 shares in June 1999. The 1999 Plan provides for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422A of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors. The 1999 Plan is administered by the Board of Directors, which has the sole discretion to select the employees, officers and consultants to whom awards are made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1999 Plan. Incentive options granted to stockholders who own more than 10% of the outstanding stock of the Company must be issued at 110% of the fair market value of the stock on the date that the options are granted. As of December 31, 1999 and 1998, options to purchase 1,216,422 and 101,850, respectively, of the Company's common stock have been granted and remain outstanding under the 1999 Plan.

     Had compensation under the 1999 and 1998 Stock Option Plans been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts for the year-ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998:

                                                               1999           1998
                                                           ------------    -----------
Net loss, as reported....................................  $(20,857,856)   $(3,247,821)
Net loss, pro forma......................................   (21,083,084)    (3,280,574)
Basic and diluted loss per share, as reported............  $      (3.18)   $     (1.25)
Basic and diluted loss per share, pro forma..............         (3.21)         (1.26)

     Stock option activity under the 1999 and 1998 Plans during the periods indicated is as follows:

                                                                              WEIGHTED
                                                             OPTIONS          AVERAGE
                                                             GRANTED       EXERCISE PRICE
                                                           ------------    --------------
Options outstanding at March 2, 1998.....................            --     $        --
  Granted................................................       583,067            1.56
  Canceled...............................................            --              --
                                                           ------------     -----------
Outstanding at December 31, 1998.........................       583,067            1.56
  Granted................................................     1,233,519            4.82
  Canceled...............................................      (129,456)          (4.11)
                                                           ------------     -----------
Outstanding at December 31, 1999.........................     1,687,130     $      3.75
                                                           ============     ===========
Exercisable at December 31, 1999.........................       729,111     $      2.45
                                                           ============     ===========

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

     The fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of four to five years; risk-free interest rate of between 4.25% and 6.1%; expected volatility of 85% and a dividend yield of 0%.

     The weighted average remaining life of the options outstanding at December 31, 1999 and December 31, 1998 is 8.9 and 5.7 years, respectively. The weighted average fair value of options granted is $1.84 and $1.67, respectively, at December 31, 1999 and 1998.

     For the period from March 2, 1998 (date of inception) to December 31, 1998, the Company recorded deferred compensation and compensation expense of $64,414 and $14,706, respectively, in connection with the grant of 44,620 options to employees. The Company calculated the deferred compensation as the difference between the fair value of the common stock and the exercise price of the options on the date of the grant and is recognizing the compensation expense over the vesting period of the related options. In addition the Company recorded consulting expense of $117,000 in connection with the grant of 225,080 options to consultants for marketing, website design and technical services rendered.

     For the year ended December 31, 1999, the Company recorded deferred compensation and compensation expense of $408,965 and $74,617 respectively, in connection with the grant of 122,705 options to employees representing the difference between the fair value of the Company's common stock at the date of grant and the exercise price of the related options. Additionally, $40,400 of compensation expense was recognized relating to options granted to employees during 1998.

     During the year ended December 31, 1999, the Company recorded consulting expense and deferred costs of $128,428 and $192,198, respectively, on the date of the grant in connection with the grant of 162,969 options issued to consultants for marketing, web site maintenance, and other services rendered. The Company determined the fair value of the options issued under the Black-Scholes option pricing model to be approximately $320,626. During 1999 $41,489 of these deferred costs were amortized as the expenses were incurred. As such, the Company will amortize this amount over the vesting period as services are rendered. Deferred compensation is presented as a reduction of stockholders' deficit and amortized over the service period for which the options were granted.

8. COMMITMENTS AND CONTINGENCIES

     Effective February 1, 1999, the Company entered into a lease for its facilities, which expires on September 30, 2002. Pursuant to the terms of the lease, the Company entered into a standby Letter of Credit for $180,600 and deposited funds of $180,600 in a certificate of deposit as collateral. In addition, effective August 23, 1999, the Company amended the lease to assume additional space for the duration of the original lease term. The Company's Chief Executive Officer is a partial guarantor of this lease.

     The Company maintains leases on certain equipment. Future minimum obligations under noncancelable operating leases at December 31, 1999 are as follows:

For the year ending:
  2000......................................................  $238,642
  2001......................................................   241,214
  2002......................................................   181,036
                                                              --------
                                                              $660,892
                                                              ========

     Rent expense under its operating lease for the year ended December 31, 1999 and for the period from March 2, 1998 (date of inception) to December 31, 1998 was $219,156 and $8,000 respectively. On March 15, 1998, in lieu of cash payment for rent, the Company issued warrants to the landlord to purchase 19,400 shares of the Company's common stock at a price of $1.22 per share, exercisable at any time prior to December 31,

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

1999. The Company determined the fair value of the options issued under the Black-Scholes Option Pricing Model to be approximately $8,000.

  Strategic Marketing Agreements

     The Company and ValueVision will co-produce the weekly "BigStar Show" to be featured on the ValueVision network, soon to be renamed Snap TV. The Company has certain minimum cash commitments to fund a fixed production cost for each show.

     As part of the Company's agreement with Belamo, the Company entered into a consulting contract, with Belamo's primary shareholder, which expires in June 2000 and is cancelable on 60 days notice. Such contract provides for options to the consultant to purchase 25,000 shares of the Company's common stock at a price of $7.94 per share and the option vest ratably from January 1, 2000 to June 30, 2000. The Company determined the fair value of the options issued under the Black Scholes option pricing model to be $82,310. The charges related to the options are being charged to expense over the vesting period. The consulting contract also includes certain cash payments to be paid over the term of the agreement.

     On January 29, 1999, the Company entered into a strategic advertising partnership agreement with The New York Times Electronic Media Co. ("The Times") for a term of one year, whereby the Company will purchase advertising media from The Times to be run on The New York Times on the Web. Under the terms of the agreement, the Company is obligated to pay approximately $300,000 in net fees over the term of the agreement (of which $237,500 has been paid as of December 31, 1999), subject to the right of either party to terminate this agreement for any reason. The Company is amortizing the payments ratably over the term of the agreement as the Company receives advertising ratably over the term. The remaining amounts under the contract have been paid by the Company subsequent to year end.

     On April 1, 1999, the Company entered into a strategic marketing agreement with Icon International, Inc. ("Icon") for a term of one year, whereby the Company may purchase advertising media and marketing consulting services from Icon. During 1999, the Company paid $351,042 under the agreement with the related charges reflected in sales and marketing expenses as the advertising media was delivered and the advertising services were received. In addition, the Company issued warrants to Icon to purchase 121,250 shares of common stock at a price per share of $5.15, exercisable at any time before March 31, 2001. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be immaterial based on the fair market of the Company's common stock of $3.73. The Company is expensing the cash payments as advertising services are received.

     On May 5, 1999, the Company entered into a strategic marketing agreement with EarthLink Network ("EarthLink"), an Internet service provider. Under the agreement, which runs through May 5, 2001, the Company is the exclusive online provider of filmed entertainment products on EarthLink's web site. The agreement calls for the establishment of a link to a co-branded home page from EarthLink's home page, the inclusion of a co-branded movie store exclusively for EarthLink's members, the placement of BigStar advertisements on EarthLink's home page and other placements on the EarthLink web site. Under the agreement, the Company is obligated to pay EarthLink a total of approximately $1.1 million over the initial two years of the agreement of which $112,500 has been paid as of December 31, 1999. The Company will amortize the payments as customers are received. The Company has agreed to make additional payments under the agreement to EarthLink based on a percentage of gross receipts generated under the agreement and performance benchmarks. In addition, the Company issued warrants to EarthLink to purchase 33,950 shares of common stock at a price per share of $20.62, which vest over time through January 31, 2001. The Company has the right to terminate this agreement upon 30 days' written notice in the event specific customer goals are not met. The Company determined the fair value of the warrants issued under the Black-Scholes option

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

pricing model to be immaterial based upon an expected life of two years, a risk-free interest rate of 5.00%, expected volatility of 0%, a dividend yield of 0% and a fair market of the Company's common stock of $8.50.

     In December 1999, the Company extended the Icon agreement, under which it issued additional warrants to purchase 97,000 shares of common stock at a price of $6.56 per share, exercisable at any time prior to December 7, 2001. The Company valued the warrants issued at $224,972 using the Black-Scholes option pricing model. In addition, the Company has committed to spend an additional $500,000 to purchase advertising media during the year-ended December 31, 2000.

     Payments to be made under all of the Company's marketing agreements, which are generally cancelable with 60 days' notice, are determined based upon either fixed monthly payments, a per "click-through" basis or as a percentage of net revenues, as defined in the related agreements. As of December 31, 1999, the Company had committed to approximately $1,304,626 in minimum payments under these agreements, which includes the agreements described above.

  Employment Agreement

     On March 15, 1999, the Company entered into an employment agreement with its Chairman and Chief Executive Officer. The agreement obligates the Company to pay an annual salary of $160,000 in 1999, $200,000 in 2000 and $250,000 in 2001.
The Company must pay a guaranteed bonus of $90,000 in 1999, $40,000 in 2000 and $150,000 in 2001. In addition, the Chairman and Chief Executive Officer was granted options to purchase 194,000 shares of common stock at an exercise price of $4.12 per share pursuant to the 1999 Plan. In management's opinion, these options were granted with an exercise price at or above the fair market value of the Company's common stock at the date of grant and, therefore, no compensation expense was incurred by the Company. The shares vest in equal installments over 48 months and are exercisable until the earlier of five years or 90 days from the Chairman and Chief Executive Officer's termination of employment with the Company.

  Legal Proceedings

     From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

9. BENEFIT PLANS

  401(k) Plan

     In November 1999, the Company established a savings plan under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. There were no discretionary Company contributions in 1999.

  Employee Stock Purchase Plan

     Effective August 2, 1999, the BigStar Entertainment, Inc. Employee Stock Purchase Plan became effective. The plan is designed to allow eligible employees of BigStar to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. Employees who own 5% or more of the Company's common stock are not eligible to participate. Eligible employees may contribute from 1% to 15% of their gross earnings during a purchase period to purchase shares equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or the fair market value on the purchase date. The Company has reserved 300,000 shares of issuance under the plan. As of December 31, 1999 no shares have been issued.

                          BIGSTAR ENTERTAINMENT, INC.

                           DECEMBER 31, 1999 AND 1998

10. SUBSEQUENT EVENT

     In January 2000, the Company incorporated BigStar Direct, Inc., the purpose of which is to own and license the assets related to the Company's BigStar Direct Email technology. As of February 4, 2000, the Company has not transferred any assets to BigStar Direct, Inc. and has received minimal third party investments in the subsidiary.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTS ON SCHEDULE II

To BigStar Entertainment, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements of BigStar Entertainment, Inc. included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

New York, New York
February 4, 2000

                                                                     SCHEDULE II

                          BIGSTAR ENTERTAINMENT, INC.

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT    CHARGED TO    CHARGED                   BALANCE AT
                                       BEGINNING     COSTS AND     TO OTHER                    END OF
                                       OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
                                       ----------    ----------    --------    ----------    ----------
For the period from March 2, 1998
(date of inception) to December 31,
1998 --
  Allowance for sales returns........   $    --       $25,000      $    --      $    --       $25,000
                                        =======       =======      =======      =======       =======
  Allowance for bad debt.............   $    --       $ 5,000      $    --      $    --       $ 5,000
                                        =======       =======      =======      =======       =======


For the year ended
December 31, 1999 --
  Allowance for sales returns........   $25,000       $35,000      $    --      $    --       $60,000
                                        =======       =======      =======      =======       =======
  Allowance for bad debt.............   $ 5,000       $15,000      $    --      $    --       $20,000
                                        =======       =======      =======      =======       =======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION AND METHOD OF FILING
-------                --------------------------------
  3.1    Certificate of Incorporation.*
  3.2    Certificate of Amendment to Certificate of Incorporation.*
  3.3    Certificate of Amendment to Certificate of Incorporation.*
  3.4    Form of BigStar's Common Stock Certificate.*
 10.1    Form of Indemnification Agreement.*
 10.2    1998 Stock Option and Incentive Plan.*
 10.3    Amended 1999 Stock Option and Incentive Plan.*
 10.4    Employment Agreement dated March 15, 1999, by and between
         David Friedensohn and BigStar.*
 10.5    Distribution Agreement dated February 18, 1998 by and
         between Baker & Taylor and BigStar.*
 10.6    Strategic Marketing Agreement dated as of May 1999 by and
         between Baker & Taylor and BigStar.*
 10.7    Rights Agreement among BigStar and each of the stockholders identified therein.*
 10.8    Agreement of Lease dated February, 1999, between Seaport
         Associates, LP and BigStar.*
 10.9    1999 Employee Stock Purchase Plan.*
 21.1    Subsidiaries.
 23.1    Consent of Arthur Andersen LLP, Independent Public
         Accountants.
 27      Financial Data Schedule.

---------------
* Incorporated by reference to BigStar's registration statement on Form S-1, Registration No. 333-77963.