Form 10-Q
period 2000-03-31
BIGSTAR ENTERTAINMENT INC /NY
filed 2000-05-15
CIK 1058430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       COMMISSION FILE NUMBER 000-26793

                           BIGSTAR ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                     13-399-5258
                 --------                                     -----------
(STATE OR OTHER JURISDICTION OF INCORPORATION                (IRS EMPLOYER
             OR ORGANIZATION)                            IDENTIFICATION NUMBER)


             19 FULTON STREET - 5TH FLOOR - NEW YORK, NEW YORK 10038
             --------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (212) 981-6300
             --------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [].

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, $.001 par value, as of the latest practicable date:

           10,158,278 shares of common stock as of May 10, 2000

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 2000

                                      INDEX


                                     PART I.
                              FINANCIAL INFORMATION


                                                                                     PAGE NO.
                                                                                     --------
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999 ..............2

Consolidated Statements of Operations for the three-month periods ended March 31, 2000
(unaudited) and March 31, 1999 (unaudited) ...................................................3

Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000
(unaudited) and March 31, 1999 (unaudited) ...................................................4

Notes to Condensed Consolidated Financial Statements ........................................ 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS ................................................................................8


                                    PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS...................................................................15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................15

ITEM 5.  OTHER INFORMATION ..................................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................................15

SIGNATURES ..................................................................................15

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              BIGSTAR ENTERTAINMENT
                           CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31,         DECEMBER 31,
                                                     2000                 1999
                                                 ------------        ------------
                                                 (unaudited)

ASSETS:
Cash and cash equivalents                        $ 13,986,186        $ 17,422,817
Accounts receivable, net of allowance               1,249,787           1,129,454
Short-term investments                              3,943,554           6,902,234
Prepaids and other current assets                   1,463,362           1,387,903
                                                 ------------        ------------
        Total current assets                       20,642,889          26,842,408
                                                 ------------        ------------
Property and equipment, net                         2,433,840           2,253,109
Other assets                                          752,146            756,546
                                                 ------------        ------------
Total assets                                     $ 23,828,875        $ 29,852,063
                                                 ============        ============
LIABILITIES:

Accounts payable                                 $  4,184,507        $  3,729,806
Accrued expenses                                    2,484,041           2,146,552
Accrued payroll costs                                 262,532             695,000
                                                 ------------        ------------
Total current liabilities                           6,931,080           6,571,358
                                                 ------------        ------------

MINORITY INTEREST                                     250,000                  --

STOCKHOLDERS' EQUITY:

Preferred stock                                            --                  --
Common stock                                           10,152              10,032
Additional paid-in capital                         48,171,119          47,885,409
Deferred compensation                                (395,841)           (509,059)
Accumulated deficit                               (31,137,635)        (24,105,677)
                                                 ------------         ------------
Total stockholders' equity                         16,647,795          23,280,705
                                                 ============         ============


Total liabilities and stockholders' equity       $ 23,828,875        $ 29,852,063
                                                 ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BIGSTAR ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                THREE MONTHS        THREE MONTHS
                                                ENDED MARCH 31,     ENDED MARCH 31,
                                                    2000                1999
                                                 -----------         -----------

NET SALES                                       $  5,230,591        $  1,453,780
COST OF SALES                                      3,855,789           1,253,839
                                                ------------        ------------
        Gross profit                               1,374,802             199,941
OPERATING EXPENSES

        Sales and marketing                        4,765,588           1,725,632
        Web site and software development          2,354,568             782,398
        General and administrative                 1,568,435             675,202
                                                ------------        ------------
              Total operating expenses             8,688,591           3,183,232

                                                ------------        ------------
              Loss from operations                (7,313,789)         (2,983,291)

INVESTMENT INCOME                                    281,831              17,524
                                                ------------        ------------
        Net Loss                                $ (7,031,958)       $ (2,965,767)
                                                ============        ============

PER SHARE INFORMATION:

        Net loss per share -
              Basic and diluted                 $      (0.70)       $      (0.77)
                                                ============        ============
        Weighted average common shares
            outstanding -
              Basic and diluted                   10,107,597           3,863,606
                                                ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                           BIGSTAR ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS         THREE MONTHS
                                                              ENDED MARCH 31,      ENDED MARCH 31,
                                                                  2000                 1999
                                                              -------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                              $ (7,031,958)       $ (2,965,767)
        Adjustments to reconcile net loss to net
        cash used in operating activities -

          Depreciation and amortization                            242,653              47,484

          Allowance for doubtful accounts                           30,000               8,146
          Non-cash common stock option
             and warrant expenses                                  295,978              28,545
        Amortization of investment discount                        (41,320)                 --
        Changes in assets and liabilities -
              Cash in escrow                                            --             453,000
              Accounts receivable                                 (150,333)           (302,248)
              Prepaids and other current assets                   (250,453)           (160,929)
              Other assets                                           4,400             (11,333)
              Accounts payable and accrued expenses                303,792             715,180
                                                              ------------        ------------
              Net cash used in operating activities             (6,597,241)         (2,187,922)
                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                      (347,454)           (314,301)
        Redemption of Investments                                3,000,000                  --
                                                              ------------        ------------
              Net cash used in investing activities              2,652,546            (314,301)
                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock                     508,064           5,431,072
        Proceeds from private placement pending closing                 --            (453,000)
        Deferred registration costs                                     --             (30,000)
                                                              ------------        ------------
              Net cash provided by financing activities            508,064           4,948,072
                                                              ------------        ------------
              Net (decrease) increase in cash
                 and cash equivalents                           (3,436,631)          2,445,849

                                                              ------------        ------------

CASH AND CASH EQUIVALENTS, beginning of period                  17,422,817             363,124

                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                      $ 13,986,186        $  2,808,973
                                                              ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

        Cash paid during the period for interest              $        --         $       --
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING ACTIVITIES:

        Capital lease obligations incurred                    $        --         $       --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  OPERATING ACTIVITIES:

      Warrants issued for future services                     $     41,667        $       --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Overview

      BigStar Entertainment, Inc. and subsidiary (the "Company") is an online direct marketer of filmed entertainment products. The Company operates bigstar.com, a leading Shop-A-Tainment(TM) destination site based upon internal analysis of traffic, sales and other metrics. The Company offers approximately 40,000 filmed entertainment products, including feature films, childrens' movies and educational, health and fitness, and instructional videos. The Company's Shop-A-Tainment strategy integrates captivating information about movies and movie stars in a fun shopping site, with the goal of generating more repeat visits to the Company's web site, higher page views and greater customer loyalty and revenue.

      bigstar.com's extensive content also includes movie trailers and feature films that the user can stream and view on their computer. The user information provided during visits to the Company's site allows the Company to market directly to consumers using Advaya, its proprietary, internally-developed, direct marketing software.

      Through the Advaya subsidiary, the Company also provides e-marketing services to third parties who do not have the in-house expertise to design, segment and analyze an e-mail campaign, nor the systems to manage subscription lists and deliver e-mail communications.

      The Company operates in the online industry, which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional retail outlets and other entities that maintain similar commercial web sites, as well as other providers of direct marketing services.

     Basis of Presentation

      The consolidated balance sheet as of March 31, 2000 and the balance sheet as of December 31, 1999, and the consolidated statements of operations and cash flows for the three months ended March 31, 2000 and the statements of operations and cash flows for the three months ended March 31, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited (consolidated) financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2000.

     Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

      Revenue consists of sales of filmed entertainment in popular formats, primarily videos and DVDs, over the Company's web sites and online advertising and promotional revenues. The Company recognizes revenue from its web sites when the products are shipped to customers and when advertisements and promotional items are served. Outbound shipping and handling charges are also included in net sales. Revenues for the three-month periods ended March 31, 2000 and March 31, 1999 include sales to customers who used $1,024,053 and $26,630, respectively, of coupons for discounts on their purchases of filmed entertainment products. The corresponding cost of these coupons is included in sales and marketing expenses in the accompanying (consolidated) statements of operations. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical returns experience.

      For the three months ended March 31, 2000, net sales included barter revenues of 4.5%. The Company places advertisements on its customers' web sites in exchange for placing its customers' advertisements on the BigStar web site. Revenues from these transactions are based upon the Company's "cost per thousand impressions", utilized in similar transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying consolidated statements of operations. There were no barter transactions for the three months ended March 31, 1999.

     Cost of sales

      Cost of sales includes the cost of the filmed entertainment, as well as outbound shipping and handling costs.

     Dependence on Suppliers

      Although the Company has agreements with several third parties to provide filmed entertainment products and related order fulfillment services, it has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing fulfillment relationships. There can be no assurance that the Company will maintain its relationships with these vendors beyond the term of the existing agreements which first expire, subject to renewal, in the first quarter of 2001. Further, should the Company's relationship with any one of these vendors terminate unexpectedly, it may not be able to find an alternative, comparable vendor capable of providing fulfillment services on satisfactory terms to the Company and, therefore, there may be an adverse effect on the Company's results of operations.

     Net Loss Per Share

      The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended March 31, 2000, and March 31, 1999 does not include the impact of 2,725,725 and 1,653,648 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

    Computer Software Developed for Internal Use

      In January 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal use software and on accounting for the proceeds of computer software originally developed for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

      For the three months ended March 31, 2000, the Company capitalized $247,719 of external direct costs related to increased functionality of its web site, which will be amortized over the related useful life of two years. No costs were capitalized for the three months ended March 31, 1999. All costs incurred for upgrades, maintenance, and enhancements, which did not result in additional functionality, were expensed.

     Comprehensive Income

      During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's consolidated financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three months ended March 31, 2000, and the three months ended March 31, 1999.

    New Accounting Pronouncements

      In January 2000, the Company adopted EITF Issue 99-17, "Accounting for the Advertising of Barter Transactions" ("EITF Issue 99-17"), which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold for cash. The adoption of EITF Issue 99-17 did not impact the Company's consolidated financial statements as the Company did not enter any new barter transactions after January 20, 2000.

NOTE 2 - STOCKHOLDER'S EQUITY

     Issuance of Capital Stock

      On January 3, 2000, 3,692 shares of common stock were issued to participants of the BigStar Entertainment, Inc. Employee Stock Purchase Plan for proceeds of $24,317.

    Warrants

      On January 4, 2000, warrants to purchase 48,500 shares of common stock were exercised for net proceeds of $59,000.

     Stock Options

      During the three months ended March 31, 2000, options to purchase 68,259 shares of common stock were exercised for net proceeds of $194,676. As of March 31, 2000, $63,641 of the proceeds is included in prepaid and other current assets in the accompanying condensed consolidated balance sheets as the amount was received subsequent to March 31, 2000.

      Additionally, during the three months ended March 31, 2000, the Company recorded $20,114 of consulting expense associated with the issuance of 4,334 options to purchase shares of common stock to a consultant for marketing services. The Company used the Black Scholes Option Pricing Model to determine the fair value of the options.

NOTE 3 - Formation of Subsidiary

     Incorporation of Subsidiary

      On January 12, 2000 Advaya, Inc. ("Advaya"), originally incorporated as BigStar Direct, Inc., was incorporated and 1,000 shares of common stock were issued to the Company. In consideration for the common stock received from Advaya, the Company contributed $212,385 of computer equipment and web site development costs to Advaya. In addition, the Company received a royalty-free license to use the Advaya software in exchange for performing beta testing of current and future versions of software Advaya develops.

    Minority Interest

      On January 15, 2000, the Company sold 50 shares of common stock in its Advaya subsidiary for proceeds of $250,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Except for historical information, the statements in this Form 10-Q report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. BigStar's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, and the risks discussed under the caption, "Risk Factors That May Affect Results of Operations and Financial Condition ." The following discussion should be read in conjunction with BigStar's financial statements and the related notes to those statements and the other financial information appearing elsewhere in this Form 10-Q.

OVERVIEW

      BigStar was incorporated in March, 1998. We began offering products for sale on our main web site, bigstar.com, in May 1998. Until that time, our operating activities related primarily to the development of the bigstar.com web site. Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our web sites and order processing systems, and marketing, advertising and promotion expenses and the continued operation of our business. As of March 31, 2000, we had an accumulated deficit of $31,137,635. As we expand our business, we believe that our operating expenses will increase primarily due to increased marketing, advertising and promotional expenses, software development, web site and administrative costs and additional depreciation related to capital expenditures. As a result, we expect to continue incurring operating and net losses and negative cash flow from operations.

RESULTS OF OPERATIONS

      The three months ended March 31, 2000 and March 31, 1999.

      NET SALES. Net sales were $5,230,591 for the quarter ended March 31, 2000 compared to $1,453,780 for the quarter ended March 31, 1999. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues for the quarter ended March 31, 2000. The Company recognized $757,227 in advertising and promotional revenues, including $235,000 in barter advertising revenues, for the quarter ended March 31, 2000. The Company had no advertising and promotional revenues for the quarter ended March 31, 1999. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements. Revenues for the three-month periods ended March 31, 2000 and March 31, 1999 include sales to customers who used $1,024,053 and $26,630, respectively, of coupons for discounts on their purchases of filmed entertainment products. The corresponding cost of these coupons is included in sales and marketing expenses in the accompanying (consolidated) statements of operations. Sales for the quarter ended March 31, 2000 and 1999, respectively, consisted of both the videocassette and DVD formats. The increase in sales of filmed entertainment products primarily reflects a significant increase in units sold attributable to the growth of the Company's customer base, as well as repeat purchases from existing customers of both videocassettes and DVDs. The increase in sales is also attributable to the higher percentage of DVDs sold, which generally have higher selling prices than videocassettes.

      COST OF SALES. Cost of sales were $3,855,789 for the quarter ended March 31, 2000 compared to $1,253,839 for the quarter ended March 31, 1999. Gross profit for the quarter ended March 31, 2000 was $1,374,802, resulting in a gross margin of 26.3%. Gross profit for the quarter ended March 31, 1999 was $199,941, resulting in a gross margin of 13.8%. Cost of sales includes the cost of merchandise sold and outbound shipping and handling charges. The increase in the gross profit for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, reflects the increase in advertising and promotional revenues.


      SALES AND MARKETING EXPENSES. Sales and marketing expenses were $4,765,588 for the quarter ended March 31, 2000 compared to $1,725,632 for the quarter ended March 31, 1999. Sales and marketing expenses consist primarily of the costs of advertising, promotion and marketing programs, as well as personnel costs. Advertising expenses were $2,838,498 and $993,853 for the quarters ended March 31, 2000 and March 31, 1999, respectively. The increase in advertising expenses for the quarter ended March 31, 2000 reflects additional advertising purchases, including offline media. Promotion expenses include the costs of promotional filmed entertainment products that are made available to customers who agree to receive notification of future promotions. The cost of promotional filmed entertainment products are based upon the price charged to BigStar by its supplier, and are expensed upon the shipment of the related filmed entertainment products to the customer. Shipping charges on promotional filmed entertainment products are included in cost of sales and the related customer billings are included in revenues. The cost of promotional filmed entertainment products and coupons totaled $1,179,973 and $516,035 for the quarters ended March 31, 2000 and 1999, respectively.

      WEB SITE AND SOFTWARE DEVELOPMENT EXPENSES. Web site and software development expenses were $2,354,568 for the quarter ended March 31, 2000 compared to $782,398 for the quarter ended March 31, 1999. Web site and software development expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites, which totaled $1,778,900 and $609,131 for the quarters ended March 31, 2000 and 1999, respectively, reflecting the growth in personnel necessary to enhance and support the company's web site. These expenses also include costs of systems and telecommunications services, which totaled $444,636 and $104,651 for the quarters ended March 31, 2000 and 1999, respectively due to the increased volume of site activity.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1,568,435 for the quarter ended March 31, 2000 compared to $675,202 for the quarter ended March 31, 1999. General and administrative expenses include payroll and related expenses for executive, accounting and administrative personnel, which were $492,529 and $252,476 for the quarters ended March 31, 2000 and 1999, respectively. The increase in these costs is attributable to the hiring of additional staff during the last three quarters of 1999. General and administrative expenses also include professional fees, which were $423,733 and $59,216 for the quarters ended March 31, 2000 and 1999, respectively. The costs of facilities also increased to $246,801 from $127,380 for the quarters ended March 31, 2000 and 1999, respectively reflecting the increase in office space rented and related supply costs to support the Company's additional personnel. Transaction processing fees also increased to $247,127 from $82,650 for the quarters ended March 31, 2000 and 1999, respectively reflecting the increase in credit card fees as the volume of transactions processed increased with the growth in orders noted above.

      NET LOSS. BigSar's net loss was $7,031,958 for the quarter ended March 31, 2000 and $2,965,767 for the quarter ended March 31, 1999. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded our operating cash requirements primarily through sales of our common stock. During the quarter ended March 31, 2000, we issued 68,259 shares of common stock upon the exercise of employee stock options, 48,500 shares of common stock upon the exercise of warrants and 3,692 shares of common stock under the Employee Stock Purchase Plan for net proceeds of $277,993. During the quarter ended March 31, 2000, we also sold stock in our subsidiary, Advaya, Inc. for net proceeds of $250,000.

      Net cash used in operating activities for the quarter ended March 31, 2000 of $6,597,241 was primarily due to our net loss of $7,031,958 offset by an increase in accounts payable and accrued expenses of $303,792, depreciation and amortization of $242,653 and non-cash common stock option and warrant expenses, of $295,978, net of the increase in accounts receivable of $150,333 and other current and noncurrent assets of $246,053. Net cash used in operating activities for the quarter ended March 31, 1999 of $2,187,922 was primarily due to our net loss of $2,965,767. The cash requirements associated with the loss were reduced by an increase in accounts payable and accrued expenses of $715,180, and the availability of $453,000 held in escrow, net of the increase in accounts receivable of $302,248 and other current and noncurrent assets of $172,262. In addition, during the quarter ended March 31, 1999, we issued options and warrants to purchase 247,381 shares to consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 19,400 shares in exchange for occupancy services. These options and warrants become exercisable upon dates ranging from the date of grant to five years after the date of grant, at exercise prices from $3.73 to $5.15, and have expiration dates from 1 to 10 years after the date of grant.

      At March 31, 2000 the Company had working capital of $13,711,809 compared to $20,271,050 at December 31, 1999. The decrease in working capital is primarily attributable to the cash used to fund the net loss discussed above. At March 31, 2000 and March 31, 1999, the increases in accounts payable and accrued expenses results primarily from the increase in purchases of filmed entertainment products and advertising and promotional expenditures over the preceding quarter. The increases in accounts receivable are due to the lag between the shipment of filmed entertainment products and the resulting settlement with the credit card processor, and the related lag between the acceptance by the processor of the charges and the remittance of funds to the Company's bank account.

      Net cash provided by investing activities for the quarter ended March 31, 2000 of $2,652,546 was primarily provided by the redemption of investments.

      We currently have agreements with our principal suppliers under which our total credit availability is $6,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days. We are currently negotiating the extension of an agreement, due to expire in August 2000, which provides us with $2,000,000 of available credit and 60 day terms.

      At March 31, 2000, BigStar's principal commitments consisted of obligations for advertising under cancelable agreements, which were approximately $700,000 and guaranteed lease obligations of approximately $600,000.

      We have no material commitments for capital expenditures but anticipate future purchases of approximately $600,000 for hardware and related software enhancements of our web sites during the next 12 months. These expenditures would expand the capabilities of our web sites to allow access by more customers and to enhance customers' experiences on our web sites. We expect to fund these expenditures from existing resources.

      We believe that our existing cash and cash equivalent and short-term investments will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the section entitled "Risk Factors That May Affect Our Results Of Operations And Financial Condition". In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. We cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

SEASONALITY AND REVENUE FLUCTUATIONS

      BigStar's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on its business. Seasonal fluctuations in sales of filmed entertainment products may affect our sales. Fluctuations in revenue also may result from the timing of hit releases on videocassettes and DVD.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      In addition to the other information in this Form 10-Q report, the following factors should be considered carefully in evaluating BigStar's business and prospects:

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

      WE LACK SIGNIFICANT REVENUES AND EXPECT SIGNIFICANT CONTINUING LOSSES. We have not achieved profitability and expect to continue to incur significant operating losses and net losses. As of March 31, 2000, our accumulated deficit was approximately $31 million. SEE "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

      We expect that our operating expenses will increase as we continue to expand our business. As a result, we will need to generate significantly more revenues to achieve profitability. We may not be able to do so. We will also require additional financing. We may not be able to obtain the financing or obtain it on terms acceptable to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing, our business, operating results and financial condition may be materially harmed.

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

      OUR RAPID GROWTH IS PLACING A SIGNIFICANT STRAIN ON OUR RESOURCES. We anticipate continued rapid expansion of our operations. If we are unable to manage our growth effectively, our business could be materially harmed. Our rapid expansion has placed a significant strain on our ability to manage our growth, including our ability to monitor operations and control costs. Our anticipated continued expansion will increase this strain.

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

      As we continue to grow, our wholesalers will need to satisfy our increasing product requirements on a timely basis. They also must continue to provide adequate selections of filmed entertainment titles at competitive prices. If our wholesalers are unable or unwilling to do so, it would materially harm our ability to compete, which would in turn materially harm our business, operating results and financial condition.

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

      IF WE FAIL TO KEEP PACE WITH RAPID CHANGES INVOLVING THE INTERNET, IT COULD MATERIALLY HARM OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS. Internet technology, commercial applications and online uses are all rapidly evolving. If we do not successfully respond to rapid changes involving the Internet, our business will be materially harmed. For example, we must respond to marketplace developments in a timely and cost-effective manner. In this regard, we must continue to develop, enhance and improve the responsiveness and features of our web sites and develop new features to meet customer needs. We also must respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, including the development of technology to sell digitized filmed entertainment to consumers through online systems.

      WE DO NOT PUBLISH OUR OWN EDITORIAL CONTENT, WHICH MEANS WE MUST RELY ON LICENSED THIRD-PARTY CONTENT ON OUR WEB SITES. We license third-party content, including filmed entertainment reviews, news reports and features, in order to attract and retain web site visitors. If we are unable to obtain desirable content from existing licensors or from new licensors, it could reduce visits to our web sites, which could materially harm our business. In addition, if we are unable to obtain content at an acceptable cost, it could materially harm our ability to compete and our operating results and financial condition.

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

      THE PROTECTION OF OUR DOMAIN NAMES IS UNCERTAIN BECAUSE THE REGULATION OF DOMAIN NAMES IS SUBJECT TO CHANGE. We currently hold various web domain names relating to our brand, including bigstar.com, abcBigStar.com, bigstardvd.com, astrophile.com, bigstardrivein.com, bigstartheater, cinemagram.com, digitalfirstlook.com and mpeq4.com, as well as domain names registered in foreign countries. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we may conduct business. If our ability to acquire or maintain domain names is limited, it could materially harm our business, operating results and financial condition.

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

     WE COULD STILL FACE PROBLEMS RELATED TO THE YEAR 2000 ISSUE. To date, our customers have not reported any problems with our web sites and we have not experienced any impairment in our internal operations with the year 2000 issue. Nevertheless, computer experts have warned that there may still be residual consequences stemming from the change in centuries and, if these consequences become widespread, they could result in claims against us, a decrease in sales of our products, increased operating expenses and other business interruptions. We have not developed any specific contingency plan for the year 2000 issues.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are not currently involved in any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In August 1999, BigStar completed an initial public offering of shares of common stock, $.001 par value, at a price per share of $10.00. The managing underwriters were Prudential Securities Incorporated, Wasserstein Perella Securities, Inc. and First Security Van Kasper. The effective date of BigStar's registration statement, on Form S-1 was August 2, 1999. The commission file number for that filing is 333-77963. Between the effective data and March 31, 2000, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

DIRECT OR INDIRECT PAYMENTS TO OTHERS

Underwriting discounts and commissions ..................       $1,750,000
Other expenses ..........................................        1,241,082
                                                                ----------
Total expenses ..........................................        2,991,082
                                                                ----------
Net offering proceeds after total expenses ..............       22,008,918
                                                                ==========

Between the effective date and March 31, 2000, the net offering proceeds of approximately $14,000,000 were used as follows:

DIRECT OR INDIRECT PAYMENTS TO OTHERS

Increase marketing, advertising and promotional spending.........   $ 7,500,000
Upgrade computer systems and develop additional software programs.    2,200,000
Hire additional marketing, technical and production personnel.....    1,100,000
Fund operating losses and general corporate purposes..............    3,200,000
                                                                    -----------
Total use of proceeds............................................   $14,000,000
                                                                    ===========

The amounts listed above represent a reasonable estimate of the application of net proceeds from the offering. The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There were no direct of indirect payments from the net proceeds to directors or officers of BigStar or to affiliates or persons owning ten percent or more of the common stock of BigStar.

ITEM 3.  DEFAULTS UPON SENIOR SECUITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the first quarter of 2000.

ITEM 5.  OTHER INFORMATION

         None

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

                               BIGSTAR ENTERTAINMENT, INC.

Dated:  May 15, 2000     By:/s/ David Friedensohn
                    ----------------------------------
                   David Friedensohn, Chief Executive Officer


Dated:  May 15, 2000     By:/s/ Robert S. Yingling
                    ----------------------------------
                   Robert S. Yingling, Chief Financial Officer


                                  EXHIBIT INDEX
         Exhibits

         27       Financial Data Schedule.