Form 10-Q
period 2000-06-30
BIGSTAR ENTERTAINMENT INC /NY
filed 2000-08-15
CIK 1058430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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


             19 FULTON STREET - 5TH FLOOR - NEW YORK, NEW YORK 10038
 -------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (212) 981-6300
 -------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/. No / /.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, $.001 par value, as of the latest practicable date:

    10,187,495 shares of common stock as of August 10, 2000

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 2000

                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

                                                                       PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2000 (unaudited) and
December 31, 1999....................................................      3

Consolidated Statements of Operations for the six months ended June
30, 2000 (unaudited) and June 30, 1999 (unaudited) and the three
months ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited).      4

Consolidated Statements of Cash Flows for the six months ended June
30, 2000 (unaudited) and June 30, 1999 (unaudited) and the three
months ended June 30, 2000 (unaudited) and June 30, 1999 (unaudited).      5

Notes to Condensed Consolidated Financial Statements.................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS..................................      9


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................     16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................     16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................     16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     16

ITEM 5.  OTHER INFORMATION...........................................     16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     16

SIGNATURES...........................................................     17

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              BIGSTAR ENTERTAINMENT
                           CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2000            1999
                                                  -------------    ------------
                                                   (UNAUDITED)
ASSETS:
Cash and cash equivalents                         $ 12,757,793     $ 17,422,817
Accounts receivable, net of                            739,867        1,129,454
allowance
Short-term investments                                       -        6,902,234
Prepaids and other current assets                      857,023        1,387,903
                                                  ------------     ------------
        Total current assets                        14,354,683       26,842,408
                                                  ------------     ------------
Property and equipment, net                          3,308,779        2,253,109
Other assets                                           701,705          756,546
                                                  ------------     ------------
Total assets                                      $ 18,365,167     $ 29,852,063
                                                  =============    ============
LIABILITIES:

Accounts payable                                  $  4,576,573     $  3,729,806
Accrued expenses                                     1,708,050        2,146,552
Accrued payroll costs                                        0          695,000
                                                  ------------     ------------
Total current liabilities                            6,284,623        6,571,358
                                                  ------------     ------------

MINORITY INTEREST                                      354,062               --

STOCKHOLDERS' EQUITY:

Preferred stock                                             --               --
Common stock                                            10,186           10,032
Additional paid-in capital                          48,031,503       47,885,409
Deferred compensation                                  (21,153)        (509,059)
Accumulated deficit                                (36,294,054)     (24,105,677)
                                                  ------------     ------------
Total stockholders' equity                          11,726,482       23,280,705
                                                  ============     ============


Total liabilities and stockholders' equity        $ 18,365,167     $ 29,852,063
                                                  ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BIGSTAR ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    SIX MONTHS         SIX MONTHS        THREE MONTHS       THREE MONTHS
                                                   ENDED JUNE 30,     ENDED JUNE 30,    ENDED JUNE 30,     ENDED JUNE 30,
                                                        2000              1999               2000               1999
                                                   -------------      -------------     -------------      -------------
NET SALES                                          $  6,797,155       $  3,691,761      $  2,590,617       $  2,264,611
COST OF SALES                                         6,133,284          4,816,141         2,121,576          3,072,897
                                                   ------------       ------------      ------------       ------------
        Gross profit                                    663,871         (1,124,380)          469,041           (808,286)
OPERATING EXPENSES

        Sales and marketing                           5,897,324          3,322,630         2,311,708          2,113,033
        Website and software development              4,678,621          1,868,320         2,324,053          1,085,922

        General and administrative                    2,826,912          1,542,757         1,258,477            867,555
                                                   ------------       ------------      ------------       ------------
              Total operating expenses               13,402,857          6,733,707         5,894,238          4,066,510
                                                   ------------       ------------      ------------       ------------

              Loss from operations                  (12,738,986)        (7,858,087)       (5,425,197)        (4,874,796)

INVESTMENT INCOME                                       550,608             70,478           268,777             52,954
                                                   ------------       ------------      ------------       ------------
        Net Loss                                   $(12,188,378)      $ (7,787,609)     $ (5,156,420)      $ (4,821,842)
                                                   ============       ============      ============       ============
PER SHARE INFORMATION:

        Net loss per share -
              Basic and diluted                    $      (1.20)      $      (1.60)     $      (0.51)      $      (0.82)
                                                   ============       ============      ============       ============
        Weighted average common shares
            outstanding -
              Basic and diluted                      10,140,012          4,862,962        10,172,427          5,851,330
                                                   ============       ============      ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BIGSTAR ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS       SIX MONTHS      THREE MONTHS     THREE MONTHS
                                                                 ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,
                                                                      2000             1999              2000             1999
                                                                 --------------   --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                       $(12,188,378)    $ (7,787,609)    $ (5,156,420)    $ (4,821,842)
   Adjustments to reconcile net loss to net cash
     used in operating activities -

   Depreciation and amortization                                       540,963          118,732          298,310           71,248
   Non-cash common stock option and warrant expenses                   557,672          114,278          261,694           85,733
   Amortization of investment discount                                 (42,767)              --           (1,447)              --

   Changes in assets and liabilities -
      Cash in Escrow                                                        --          453,000               --               --
      Allowance for Doubtful Accounts                                   30,000           14,345               --            6,199
      Accounts receivable                                              359,587         (249,314)         509,920           52,934
      Other current assets                                             161,864         (234,997)         412,317          (74,068)
      Other non-current assets                                          54,841          (27,111)          50,441          (15,778)
      Accounts payable and accrued expenses                           (456,413)       1,780,999         (760,205)       1,065,819
                                                                  ------------     ------------     ------------      -----------
      Net cash used in operating activities                        (10,982,631)      (5,817,677)      (4,385,390)      (3,629,755)
                                                                  ------------     ------------     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (1,406,953)        (577,433)      (1,059,499)        (263,132)
   Redemption of Investments                                         6,945,000               --        3,945,000               --
                                                                  ------------     ------------     ------------       ----------
      Net cash used in investing activities                          5,538,047         (577,433)       2,885,501         (263,132)
                                                                  ------------     ------------     ------------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                              779,560       11,937,986          271,496        6,506,914
   Subscribed stock                                                         --         (453,000)              --               --
   Deferred registration costs                                              --         (858,618)              --         (828,618)
                                                                  ------------     ------------     ------------      -----------

      Net cash provided by financing activities                        779,560       10,626,368          271,496        5,678,296
                                                                  ------------     ------------     ------------      -----------

      Net increase (decrease) in cash                               (4,665,024)       4,231,258       (1,228,393)       1,785,409
                                                                  ------------     ------------     ------------      -----------

CASH, beginning of period                                           17,422,817          363,124       13,986,186        2,808,973
                                                                  ------------     ------------     ------------      -----------

CASH, end of period                                               $ 12,757,793     $  4,594,382       12,757,793      $ 4,594,382
                                                                  ============     ============     ============      ===========
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:

          Cash paid during the period for interest                $       --       $       151      $                         151
      SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING ACTIVITIES:

          Capital lease obligations incurred                      $       --       $       --       $         --               --

      SUPPLEMENTAL SCHEDULE OF NON-CASH
        OPERATING ACTIVITIES:

      Value of Options and Warrants issued for future services    $    132,229         148,487     $      97,967      $    31,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Overview

    BigStar Entertainment, Inc. and subsidiary (the "Company") is an online direct marketer of filmed entertainment products and provider of e-marketing services. The Company operates bigstar.com, a Shop-A-Tainment(TM) destination site providing information on filmed entertainment products and related personalities, as well as offering for sale approximately 40,000 filmed entertainment products, including feature films, childrens' movies and educational, health and fitness, and instructional videos. The Company's Shop-A-Tainment strategy integrates captivating information about movies and movie stars in a fun shopping site, with the goal of generating more repeat visits to the Company's web site, higher page views and greater customer loyalty and revenue.

    bigstar.com's extensive content also includes movie trailers and feature films that the user can stream and view on their computer. The user information provided during visits to the Company's site allows the Company to market directly to consumers using Advaya, its proprietary, internally-developed, direct marketing software.

    Through its Advaya subsidiary, the Company also provides e-marketing services to third parties who do not have the in-house expertise to design, segment and analyze an e-mail campaign, nor the systems to manage subscription lists and deliver e-mail communications.

    The Company operates in the online industry, which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional retail outlets and other entities that maintain similar commercial web sites, as well as other providers of on-line direct marketing services.

    Basis of Presentation

    The consolidated balance sheet as of June 30, 2000 and the balance sheet as of December 31, 1999, and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2000 and the statements of operations and cash flows for the three month and six month periods ended June 30, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2000.

    Certain amounts in the prior periods' financial statements have been reclassified for comparative purposes to conform to the current period's classification.

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

    Revenue Recognition

    Revenue consists of sales of filmed entertainment in the popular video and DVD formats over the Company's web sites, as well as online advertising and promotional revenues and fees for providing e-marketing services. The Company recognizes revenue from its web sites when the products are shipped to customers and when advertisements and promotional items are served and marketing promotions delivered. Outbound shipping and handling charges are also included in net sales. Revenues for the three and six month periods ended June 30, 2000 are net of approximately $198,000 and $1,222,000, respectively, of coupons used by customers for discounts on their purchases of filmed entertainment products. Revenues for the three and six months periods ended June 30, 1999 are net of approximately $737,000 and $764,000, respectively, of coupons used by customers for discounts on their purchases of filmed entertainment products. Previously the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical returns experience.

There were no barter revenues for the three months ended June 30, 2000. For the six month period ended June 30, 2000, net sales included barter revenues of 3.46%. For the three and six month periods ended June 30, 1999, net sales included barter revenues of 9.46% and 6.37%, respectively. For barter transactions, the Company places advertisements on its customers' web sites in exchange for placing its customers' advertisements on the BigStar web site. Revenues from these transactions are based upon the Company's "cost per thousand impressions", utilized in similar transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying consolidated financial statements.

    Cost of sales

    Cost of sales includes the cost of the filmed entertainment, as well as outbound shipping and handling costs and the cost of promotional items distributed to customers with purchases. The cost of sales for the three and six month periods ended June 30, 2000 includes approximately $71,000 and $227,000, respectively, in promotional items. The cost of sales for the three and six month periods ended June 30, 1999 includes approximately $516,000 and $1,006,000, respectively, in promotional items. Previously the cost of promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

    Dependence on Suppliers

    Although the Company has agreements with several third parties to provide filmed entertainment products and related order fulfillment services, it has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing, or developing new, fulfillment relationships. There can be no assurance that the Company will maintain its relationships with these vendors beyond the terms of the existing agreements, which expire, subject to renewal, in the first quarter of 2001 and 2002.

    Net Loss Per Share

    The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three and six month periods ended June 30, 2000 and 1999 does not include the impact of approximately 2,463,000 and 2,378,000, respectively, of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

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

    For the three and six month periods ended June 30, 2000, the Company capitalized approximately $950,000 and $1,198,000, respectively, of external direct costs related to the Advaya direct marketing technology and internal reporting systems, which will be amortized over the related useful life of two years. No costs were capitalized for the three and six month periods ended June 30, 1999. All costs incurred for upgrades, maintenance, and enhancements, which did not result in additional functionality, were expensed.

    Comprehensive Income

    During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's consolidated financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three and six month periods ended June 30, 2000, and the three and six month periods ended June 30, 1999.

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


    In May 2000 the Company adopted EITF issue 00-14 "Accounting for Certain Sales Incentives" which specified the accounting for and classification of coupons and promotional items. Adoption of these provisions is required for financial statements for periods beginning after May 18, 2000. The Company has elected to adopt the provisions of 00-14 early, beginning with the period ended June 30, 2000. Accordingly, the cost of coupons redeemed by consumers are deducted in the determination of net sales and the cost of promotional items distributed to customers with purchases are included in cost of sales. Previously, these costs were included in sales and marketing expenses. Accordingly, the financial statements for previous periods presented have been reclassified to conform with the current period's classification.

NOTE 2 - STOCKHOLDER'S EQUITY

    Issuance of Capital Stock

    On January 3, 2000, 3,692 shares of common stock were issued to participants of the BigStar Entertainment, Inc. Employee Stock Purchase Plan for proceeds of $24,317.

    Warrants

    On January 4, 2000, warrants to purchase 48,500 shares of common stock were exercised for net proceeds of $59,000.

    During the quarter ended June 30, 2000, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $5.50 per share as part of a sales representation agreement. The Company determined the fair value of the warrants issued using the Black-Scholes option pricing model to be approximately $47,000.

    Stock Options

    During the three and six month periods ended June 30, 2000, options to purchase 32,684 and 100,943 shares of common stock, respectively, were exercised for net proceeds of approximately $55,000 and $25,000, respectively.

    Additionally, during the three and six month periods ended June 30, 2000, the Company recorded approximately $99,000 and $233,000 respectively, of consulting expense associated with the amortization options and warrants to purchase shares of common stock to a consultants for marketing services. The Company used the Black Scholes Option Pricing Model to determine the fair value of the options.

NOTE 3 - Formation of Subsidiary

    Incorporation of Subsidiary

    On January 12, 2000 Advaya, Inc. ("Advaya"), originally incorporated as BigStar Direct, Inc., was incorporated and 1,000 shares of common stock were issued to the Company. In consideration for the common stock received from Advaya, the Company contributed approximately $215,000 of computer equipment and web site development costs to Advaya. In addition, the Company received a royalty-free license to use the Advaya software in exchange for performing beta testing of current and future versions of software Advaya develops.

    Minority Interest

    On January 15, 2000, the Company sold 50 shares of common stock in its Advaya subsidiary to an investor for proceeds of $250,000. Subsequent to June 30, 2000, the Company repurchased from the investor the 50 shares for $250,000. In addition, as part of the development of the Advaya software, a contractor received 50 "restricted" shares of Advaya stock. The restrictions are removed monthly based upon certain performance and support milestones. The Company has valued these shares at $250,000 and is recognizing the cost over the vesting period. Such cost is included in the cost of the software being developed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for historical information, the statements in this Form 10-Q report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. BigStar's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, and the risks discussed under the caption, "Risk Factors That May Affect Results of Operations and Financial Condition." The following discussion should be read in conjunction with BigStar's financial statements and the related notes to those statements and the other financial information appearing elsewhere in this Form 10-Q.

OVERVIEW

    BigStar was incorporated in March 1998. We began offering products for sale on our main web site, bigstar.com, in May 1998. Until that time, our operating activities related primarily to the development of the bigstar.com web site. In addition to our filmed entertainment business, we have recently begun to provide on-line marketing services using our proprietary software through our Advaya subsidiary. Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our web sites and order processing systems, and marketing, advertising and promotion expenses and the continued operation of our business. As of June 30, 2000, we had an accumulated deficit of approximately $36,294,000. As we continue our businesses, we believe that our operating expenses will exceed our revenues primarily due to marketing, advertising and promotional expenses, software development, web site and administrative costs and additional depreciation related to capital expenditures. As a result, we expect to continue incurring operating and net losses and negative cash flow from operations.

RESULTS OF OPERATIONS

    The three and six month periods ended June 30, 2000 and June 30, 1999.

    NET SALES. Net sales were approximately $2,591,000 for the quarter ended June 30, 2000 compared to approximately $2,265,000 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, net sales were approximately $6,797,000 compared to approximately $3,692,000 for the six months ended June 30, 1999. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues and direct marketing fees for the quarter ended June 30, 2000. The Company recognized $407,000 in advertising and promotional revenues for the quarter ended June 30, 2000 and approximately $1,164,000 for the six months ended June 30, 2000, including $235,000 in barter transactions. In addition, Advaya, the Company's on-line direct marketing business contributed $66,000 in fees related to on-line marketing programs for the quarter and six month period ended June 30, 2000. The Company had $284,000 in advertising and promotional revenues for the quarter and six months ended June 30, 1999, all of which were barter transactions. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and marketing programs. Product sales for the quarter and six months ended June 30, 2000 and 1999 consisted of filmed entertainment in both the videocassette and DVD formats. Revenues for the three and six month periods ended June 30, 2000 are net of approximately $198,000 and $1,222,000 respectively of coupons used by customers for discounts on their purchases of filmed entertainment products. Revenues for the three and six month periods ended June 30, 1999 are net of approximately $737,000 and $764,000, respectively, of coupons used by customers for discounts on their purchases of filmed entertainment products. Previously the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current periods' classification. The increase in sales of filmed entertainment products primarily reflects an increase in the average sales price for both the DVD and videocassette formats, offset by a decrease in the number of units shipped. The increase in sales is also attributable to the higher percentage of DVDs sold, which generally have higher selling prices than videocassettes.

    COST OF SALES. Cost of sales were $2,122,000 for the quarter ended June 30, 2000 compared to $3,073,000 for the quarter ended June 30, 1999. Gross profit for the quarter ended June 30, 2000 was $469,000, resulting in a gross margin of 18.1%. For the quarter ended June 30, 1999 the Company had a loss on product sales of approximately $808,000. Cost of sales for the six months ended June 30, 2000 were approximately $6,133,000 compared to $4,816,000 for the six months ended June 30, 1999. Gross profit for the six months ended June 30, 2000 was 664,000, resulting in a gross margin of 9.8%. For the six months ended June 30, 1999, the Company had a loss on product sales of $1,124,000. Cost of sales includes the cost of merchandise sold and outbound shipping and handling charges, as well as the cost of promotional items distributed to customers. The increase in the gross profit for the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, primarily reflects the reduction in coupons and promotional items from approximately $1,253,000 and $1,769,000 in the quarter and six months ended June 30, 1999, respectively, to approximately $269,000 and $1,449,000 for the quarter and six months ended June 30, 2000, respectively. Sales prices reflecting lower discounts from products' suggested prices, offset by a higher percentage of DVD sales, which typically have lower margins, also contributed to the higher gross margin for the periods ended June 30, 2000.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were approximately $2,312,000 for the quarter ended June 30, 2000 compared to approximately $2,113,000 for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, sales and marketing expenses were approximately $5,897,000 compared to approximately $3,323,000 for the six month period ended June 30, 1999. Sales and marketing expenses consist primarily of the costs of advertising, marketing programs and personnel costs. Advertising expenses were approximately $1,551,000 and $1,864,000 for the quarters ended June 30, 2000 and June 30, 1999, respectively, with the decrease primarily attributable to a reduction in on-line advertising. Advertising expenses were approximately $4,550,000 and $2,847,000 for the six month periods ended June 30, 2000 and 1999, respectively. The increase in advertising expenses for the six month period ended June 30, 2000, compared to the six month period ended June 30, 1999, reflects additional on-line and off-line media purchases. Personnel costs also increased in the quarter and six month periods ended June 30, 2000, compared to the quarter and six month periods ended June 30, 1999.

    WEB SITE AND SOFTWARE DEVELOPMENT EXPENSES. Web site and software development expenses were approximately $2,324,000 for the quarter ended June 30, 2000 compared to approximately $1,086,000 for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, web site and software development expenses were approximately $4,679,000 compared to approximately $1,868,000 for the six month period ended June 30, 1999. Web site and software development expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites which totaled approximately $1,374,000 and $880,000 for the quarters ended June 30, 2000 and 1999, respectively, and approximately $3,150,000 and $1,419,000 for the six month periods ended June 30, 2000 and 1999, respectively, reflecting the growth in personnel necessary to enhance and support the Company's web sites. These expenses also include third party production and content costs which increased to approximately $426,000 for the quarter ended June 30, 2000, from approximately $86,000 for the quarter ended June 30, 1999, and approximately $501,000 and $139,000 for the six month periods ended June 30, 2000 and 1999, respectively. These increases for the periods ended June 30, 2000, compared to the periods ended June 30, 1999, were primarily due to the production costs of "The BigStar Show" which aired on cable television beginning May 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $1,258,000 for the quarter ended June 30, 2000 compared to approximately $868,000 for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, general and administrative expenses were approximately $2,827,000 compared to approximately $1,543,000 for the six month period ended June 30, 1999. General and administrative expenses include payroll and related expenses for executive, accounting and administrative, and customer service personnel, which were approximately $538,000 and $347,000 for the quarters ended June 30, 2000 and 1999, respectively, and approximately $930,000 and $634,000 for the six month periods ended June 30, 2000 and 1999, respectively. The increase in these costs is attributable to the hiring of additional staff during the third and fourth quarters of 1999. The costs of facilities also increased to approximately $204,000 from $100,000 for the quarters ended June 30, 2000 and 1999, respectively, and to approximately $451,000 and $227,000 for the six month periods ended June 30, 2000 and 1999, respectively, reflecting the increase in office space rented and related supply costs to support the Company's additional personnel.

    NET LOSS. BigStar's net loss was approximately $5,156,000 for the quarter ended June 30, 2000 and $4,822,000 for the quarter ended June 30, 1999, respectively, and approximately $12,188,000 and $7,788,000 for the six month periods ended June 30, 2000 and 1999, respectively. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded our operating cash requirements primarily through sales of our common stock. During the quarter ended June 30, 2000, there were no material capital transactions.

    Net cash used in operating activities for the six months ended June 30, 2000 of approximately $10,983,000 was primarily due to our net loss of approximately $12,188,000, offset by non-cash depreciation and amortization of approximately $541,000 and non-cash common stock option and warrant expenses, of approximately $558,000. Decreases in accounts receivable and other current assets from the balances at December 31, 1999 of approximately $360,000 and $162,000, respectively, net of a decrease in accounts payable and accrued expenses of approximately $456,000 from the balance of December 31, 1999 also impacted the net cash used. Net cash used in operating activities for the six months ended June 30, 1999 of approximately $5,818,000 was primarily due to our net loss of approximately $7,788,000 offset by an increase in accounts payable and accrued expenses of approximately $1,781,000 and the reduction in cash in escrow of $453,000. Additional operating uses of cash were the increase in accounts receivable and prepaids of approximately $250,000 and 235,000, respectively. In addition, during the six months ended June 30, 1999 we issued options and warrants to purchase 573,011 shares to board members, consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 19,400 shares in exchange for occupancy services at exercise prices from $3.73 to $20.62.

    At June 30, 2000 the Company had working capital of approximately $8,070,000 compared to approximately $20,271,000 at December 31, 1999. The decrease in working capital is primarily attributable to the cash used to fund the net loss discussed above. At June 30, 2000 the decrease in accounts payable and accrued expenses resulted primarily from the decrease in advertising and promotional expenditures compared to December 31, 1999. The decrease at June 30, 2000 in accounts receivable from the balance at December 31, 1999 is due to the decrease in net sales for the three month periods then ended, as well as the decrease in advertising sales.

    Net cash provided by investing activities for the quarter ended June 30, 2000 of $2,886,000 was primarily provided by the redemption of investments less capital expenditures.

    We currently have agreements with our principal suppliers under which our total credit availability exceeds $4,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days. The agreements with our two principal suppliers expire in the first quarter of 2001 and 2002.

    At June 30, 2000, BigStar's principal commitments consisted of obligations for advertising under cancelable agreements, which were approximately $105,000 and guaranteed lease obligations of approximately $558,000. BigStar also has an obligation to pay $50,000 installments for television production costs to ValueVision International, Inc. to produce The BigStar Show. It had initially been contemplated that this show would be produced weekly. However, the production schedule has been modified and the parties are negotiating a new schedule. BigStar estimates that its commitment to produce The BigStar Show through December 31, 2000 will be approximately $300,000. If the show continues to be produced on a weekly basis through July 2003, BigStar will be obligated to ValueVision for an additional $7,150,000 in production costs.

    We have no material commitments for capital expenditures but anticipate future purchases of approximately $250,000 for hardware and related software enhancements of our web sites during the next 12 months. These expenditures would expand the capabilities of our web sites and enhance customers' experiences on our web sites. We expect to fund these expenditures from existing resources.

     In light of the decline in our stock price at the time, and in an effort to retain our employee base, we offered to reprice options held by all employees, including our executive officers. The Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all employees, including our executive officers. The revised exercise price was established by reference to the closing bid price of the Company's common stock on July 17, 2000, which was $1.00. Options to purchase approximately 992,000 shares of common stock were repriced. The repriced options follow the vesting schedule of the original options granted.

    We believe that our existing cash and cash equivalent will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the section entitled "Risk Factors That May Affect Our Results Of Operations And Financial Condition". In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. We cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

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

    WE LACK SIGNIFICANT REVENUES AND EXPECT SIGNIFICANT CONTINUING LOSSES. We have not achieved profitability and expect to continue to incur significant operating losses and net losses. As of June 30, 2000, our accumulated deficit was approximately $36 million. SEE "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

    We expect that our operating expenses will exceed our revenues as we continue to expand our business. As a result, we will need to generate significantly more revenues to achieve profitability. We may not be able to do so. We will also require additional financing. We may not be able to obtain the financing or obtain it on terms acceptable to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing, our business, operating results and financial condition may be materially harmed.

          BIGSTAR FACES POTENTIAL NASDAQ DELISTING WHICH COULD HURT THE LIQUIDITY OF OUR COMMON STOCK. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. The closing bid price for BigStar's common stock has remained below $1 since July 27, 2000. If we are unable to satisfy the Nasdaq criteria for maintaining listing, our securities would be subject to delisting. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq Small Cap Market, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of BigStar and could restrict investors' interest in the common stock and materially adversely affect the trading market and prices for the common stock and our ability to issue additional securities or to secure additional financing.

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

    Although we believe that our use of third-party material on our web sites is permitted under current provisions of copyright law, some aspects of Internet content and commerce law are not clearly settled. We may therefore be the subject of alleged infringement claims of the trademarks and other intellectual property rights of third parties. If we become subject to these types of claims, our business could be materially harmed even if we successfully defend against the claims. It is also possible that future legal developments would prohibit us from having rights to downloadable information, sound or video.

    THE PROTECTION OF OUR DOMAIN NAMES IS UNCERTAIN BECAUSE THE REGULATION OF DOMAIN NAMES IS SUBJECT TO CHANGE. We currently hold various web domain names relating to our brand, including bigstar.com, abcBigStar.com, bigstardvd.com, bigstardrivein.com, bigstartheater, cinemagram.com, and digitalfirstlook.com, as well as domain names registered in foreign countries. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we may conduct business. If our ability to acquire or maintain domain names is limited, it could materially harm our business, operating results and financial condition.

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

    WE MAY BE SUBJECT TO LIABILITY FOR SALES AND OTHER TAXES. We do not collect sales or other similar taxes in most states, although we do so in New York, California Nevada and Minnesota. Our business could be materially harmed if additional sales and similar taxes are imposed on us, or if penalties are assessed on us for past nonpayment of these taxes. Recently adopted legislation provides that, prior to October 2001, a state cannot impose sales taxes on products sold on the Internet unless these taxes could be charged on non-Internet transactions involving the products. During this moratorium, it is possible that taxing mechanisms may be developed that would, following the moratorium, impose increasing sales and similar tax burdens on us. If these burdens are placed on us, our business could be materially harmed and there could be a material adverse effect on our operating results and financial condition.

    OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL. Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly David Friedensohn, our Chief Executive Officer and Chairman of the Board, and David Levitsky, our Executive Vice President. We have entered into an employment agreement with David Friedensohn. The agreement provides that he will be employed as the Chief Executive Officer of BigStar for an unspecified period of time. Both BigStar and Mr. Friedensohn may terminate the agreement at any time. If terminated without cause, Mr. Friedensohn will be entitled to severance pay equal to two years of his base salary. We have no employment contracts with any of our other senior management or key personnel. If one or more members of our management team become unable or unwilling to continue in their present positions, our business could be materially harmed.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In August 1999, BigStar completed an initial public offering of shares of common stock, $.001 par value, at a price per share of $10.00. The managing underwriters were Prudential Securities Incorporated, Wasserstein Perella Securities, Inc. and First Security Van Kasper. The effective date of BigStar's registration statement, on Form S-1 was August 2, 1999. The commission file number for that filing is 333-77963. Between the effective data and June 30, 2000, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

DIRECT OR INDIRECT PAYMENTS TO OTHERS

               Underwriting discounts and commissions........   $  1,750,000
               Other expenses................................      1,241,082
                                                                 -----------
               Total expenses................................      2,991,082
                                                                 -----------
               Net offering proceeds after total expenses....   $ 22,008,918
                                                                 ===========

Between the effective date and June 30, 2000, the net offering proceeds of approximately $19,250,000 were used as follows:

DIRECT OR INDIRECT PAYMENTS TO OTHERS

Increase marketing, advertising and promotional spending..........  $  7,500,000
Upgrade computer systems and develop additional software programs.     3,200,000

Hire additional marketing, technical and production personnel.....     1,624,000
Fund operating losses and general corporate purposes..............     6,926,000
                                                                    ------------
Total use of proceeds.............................................  $ 19,250,000
                                                                    ============

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders held on June 21, 2000, the following proposals were adopted by the margins indicated:

    1. To elect two Class I directors to the Board of Directors of BigStar.

                                   Number of Shares

                                  For          Withheld

       Martin Pompadur         8,821,159        31,577

       Stuart Goldfarb         8,821,159        31,577

    2. To ratify the appointment of Arthur Andersen LLP as the independent public accountants of BigStar for the fiscal year ending December 31, 2000.

       For                  8,843,571

       Against                  7,425

       Abstain                     --

    3. To approve an increase in the authorized number of shares of common stock reserved for issuance upon the exercise of stock options or the grant of securities under BigStar's Amended 1999 Stock Option and Incentive Plan by 1,000,000 shares to 2,455,000 shares.

       For                  6,394,519

       Against                386,422

       Abstain                 24,456


ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits:

Exhibit
Number         Description and Method of Filing
------         --------------------------------
3(i).1         Certificate of Incorporation*
3(i).2         Certificate of Amendment to Certificate of Incorporation*
3(i).3         Certificate of Amendment to Certificate of Incorporation*
3(ii)          Amended and Restated By-laws*
10.1           Form of Indemnification Agreement*
10.2           1998 Stock Option and Incentive Plan*
10.3           Amended 1999 Stock Option and Incentive Plan*
10.4           Employment Agreement dated March 15, 1999, by and between David
               Friedensohn and BigStar*
10.5           Distribution Agreement dated February 18, 1999 by and between
               Baker & Taylor and BigStar*
10.6           Strategic Marketing Agreement dated as of May 1999 by and between
               Baker & Taylor and BigStar*
10.7           Rights Agreement among BigStar and each of the stockholders identified therein*
10.8           Agreement of Lease dated February, 1999, between Seaport
               Associates, LP and BigStar*
10.9           1999 Employee Stock Purchase Plan*
27.1           Financial Data Schedule

* Incorporated by reference to BigStar's registration statement on Form S-1, Registration No. 333-77963

(b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

    On June 2, 2000, BigStar filed a report on Form 8-K that (i) announced the appointment and promotion of several BigStar employees to new positions within the BigStar organization and its direct marketing systems division, Advaya, and
(ii) announced the resignation of three officers (Donna M. Williams, Senior Vice President - Marketing and Business Development; Anthony Witek, Vice President - Technology and Operations; and Bruuke Bessert, Vice President - Site Development).


    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BIGSTAR ENTERTAINMENT, INC.

            Dated:  August 14, 2000    By:/s/ David Friedensohn
                                       --------------------------------------
                                       David Friedensohn, Chief Executive
                                       Officer


            Dated:  August 14, 2000    By:/s/ Robert S. Yingling
                                       --------------------------------------
                                       Robert S. Yingling, Chief Financial
                                       Officer


                                  EXHIBIT INDEX

             List of Exhibits

Exhibit
Number         Description and Method of Filing
------         --------------------------------
3(i).1         Certificate of Incorporation*
3(i).2         Certificate of Amendment to Certificate of Incorporation*
3(i).3         Certificate of Amendment to Certificate of Incorporation*
3(ii)          Amended and Restated By-laws*
10.1           Form of Indemnification Agreement*
10.2           1998 Stock Option and Incentive Plan*
10.3           Amended 1999 Stock Option and Incentive Plan*
10.4           Employment Agreement dated March 15, 1999, by and between David
               Friedensohn and BigStar*
10.5           Distribution Agreement dated February 18, 1999 by and between
               Baker & Taylor and BigStar*
10.6           Strategic Marketing Agreement dated as of May 1999 by and between
               Baker & Taylor and BigStar*
10.7           Rights Agreement among BigStar and each of the stockholders identified therein*
10.8           Agreement of Lease dated February, 1999, between Seaport
               Associates, LP and BigStar*
10.9           1999 Employee Stock Purchase Plan*
27.1           Financial Data Schedule

* Incorporated by reference to BigStar's registration statement on Form S-1, Registration No. 333-77963