Form 10-Q
period 2000-09-30
BIGSTAR ENTERTAINMENT INC /NY
filed 2000-11-14
CIK 1058430

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       or

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

     10,187,495 shares of common stock as of November 8, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BIGSTAR ENTERTAINMENT, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                              Page No.
                                                              --------
                                PART I
                        FINANCIAL INFORMATION
Item 1.  Financial Statements
Consolidated Balance Sheets at September 30, 2000
  (unaudited) and December 31, 1999.........................      2
Consolidated Statements of Operations for the three months
  ended September 30, 2000 (unaudited) and September 30,
  1999 (unaudited) and the nine months ended September 30,
  2000 (unaudited) and September 30, 1999 (unaudited).......      3
Consolidated Statements of Cash Flows for the three months
  ended September 30, 2000 (unaudited) and September 30,
  1999 (unaudited) and the nine months ended September 30,
  2000 (unaudited) and September 30, 1999 (unaudited).......      4
Notes to Condensed Consolidated Financial Statements........      5
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................      9

                               PART II
                          OTHER INFORMATION
Item 1.  Legal Proceedings..................................     16
Item 2.  Changes in Securities and Use of Proceeds..........     17
Item 3.  Defaults Upon Senior Securities....................     17
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................     17
Item 5.  Other Information..................................     17
Item 6.  Exhibits and Reports on Form 8-K...................     17
Signatures..................................................     18

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                          BIGSTAR ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              September 30,    December 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (Unaudited)
ASSETS:
Cash and cash equivalents...................................  $  7,731,431     $ 17,422,817
Accounts receivable, net of Allowance.......................       593,415        1,129,454
Short-term investments......................................            --        6,902,234
Prepaids and other current assets...........................       676,799        1,387,903
                                                              ------------     ------------
  Total current assets......................................     9,001,645       26,842,408
                                                              ------------     ------------
Property and equipment, net.................................     3,013,344        2,253,109
Other assets................................................       602,207          756,546
                                                              ------------     ------------
Total assets................................................  $ 12,617,196     $ 29,852,063
                                                              ============     ============

LIABILITIES:
Accounts payable............................................  $  2,766,332     $  3,729,806
Accrued expenses............................................       658,006        2,146,552
Accrued payroll costs.......................................        50,000          695,000
                                                              ------------     ------------
Total current liabilities...................................     3,474,338        6,571,358
                                                              ------------     ------------
MINORITY INTEREST...........................................       192,780               --

STOCKHOLDERS' EQUITY:
Preferred stock.............................................            --               --
Common stock................................................        10,186           10,032
Additional paid-in capital..................................    48,151,461       47,885,409
Deferred compensation.......................................       (10,570)        (509,059)
Accumulated deficit.........................................   (39,200,999)     (24,105,677)
                                                              ------------     ------------
Total stockholders' equity..................................     8,950,078       23,280,705
                                                              ------------     ------------
Total liabilities and stockholders' equity..................  $ 12,617,196     $ 29,852,063
                                                              ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIGSTAR ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three Months     Three Months      Nine Months      Nine Months
                                          Ended            Ended            Ended            Ended
                                      September 30,    September 30,    September 30,    September 30,
                                          2000             1999             2000             1999
                                      -------------    -------------    -------------    -------------
NET SALES...........................   $ 1,364,320      $ 2,865,361     $  8,161,475     $  6,557,122
COST OF SALES.......................       891,692        2,902,738        7,024,976        7,718,879
                                       -----------      -----------     ------------     ------------
  Gross profit......................       472,628          (37,377)       1,136,499       (1,161,757)
OPERATING EXPENSES
  Sales and marketing...............       571,515        3,220,788        6,468,839        6,543,418
  Website and software
     development....................     2,003,700        1,371,261        6,682,321        3,239,581
  General and administrative........       973,999          889,175        3,800,911        2,431,932
                                       -----------      -----------     ------------     ------------
  Total operating expenses..........     3,549,214        5,481,224       16,952,071       12,214,931
                                       -----------      -----------     ------------     ------------
  Loss from operations..............    (3,076,586)      (5,518,601)     (15,815,572)     (13,376,688)
INVESTMENT INCOME...................       112,196          181,816          662,804          252,294
                                       -----------      -----------     ------------     ------------
Loss before minority interest.......    (2,964,390)     $(5,336,785)    $(15,152,768)    $(13,124,394)
Minority interest...................        57,220               --           57,220               --
                                       -----------      -----------     ------------     ------------
  NET LOSS..........................   $(2,907,170)     $(5,336,785)    $(15,095,548)    $(13,124,394)
                                       ===========      ===========     ============     ============
PER SHARE INFORMATION:
  Net loss per share --
     Basic and diluted..............   $     (0.29)     $     (0.70)    $      (1.49)    $      (2.26)
                                       ===========      ===========     ============     ============
  Weighted average common shares
     outstanding --
     Basic and diluted..............    10,185,641        7,645,572       10,155,333        5,805,801
                                       ===========      ===========     ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIGSTAR ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Three Months    Three Months     Nine Months     Nine Months
                                                Ended           Ended           Ended           Ended
                                            September 30,   September 30,   September 30,   September 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss................................   $(2,907,170)    $(5,336,785)   $(15,095,548)   $(13,124,394)
  Adjustments to reconcile net loss to net
     cash used in operating activities --
  Minority interest.......................       (57,220)                        (57,220)
  Depreciation and amortization...........       642,321         100,892       1,183,284         219,624
  Non-cash common stock option and warrant
     expenses.............................        94,284          91,671         651,956         205,949
  Amortization of investment discount.....            --              --         (42,767)             --
  Changes in assets and liabilities --
     Cash in Escrow.......................            --              --              --         453,000
     Allowance for Doubtful Accounts......       100,000             655         130,000          15,000
     Accounts receivable..................        46,452        (268,096)        406,039        (517,410)
     Other current assets.................        96,523        (811,420)        258,387      (1,046,417)
     Other non-current assets.............        99,498        (518,790)        154,339        (545,901)
     Accounts payable and accrued
       expenses...........................    (2,810,060)      1,889,475      (3,266,473)      3,673,467
                                             -----------     -----------    ------------    ------------
     Net cash used in operating
       activities.........................    (4,695,372)     (4,852,398)    (15,678,003)    (10,667,082)
                                             -----------     -----------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................       (80,990)       (455,094)     (1,487,943)     (1,032,527)
  Redemption of Investments...............            --              --       6,945,000              --
                                             -----------     -----------    ------------    ------------
     Net cash used in investing
       activities.........................       (80,990)       (455,094)      5,457,057      (1,032,527)
                                             -----------     -----------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of/proceeds from issuance of
     common stock.........................      (250,000)     22,008,918         529,560      33,946,904
  Subscribed stock........................            --              --              --        (453,000)
  Repayment of capital lease obligation...            --              --              --          (2,993)
  Deferred registration costs.............            --         858,618              --              --
                                             -----------     -----------    ------------    ------------
     Net cash used in financing
       activities.........................      (250,000)     22,867,536         529,560      33,490,911
                                             -----------     -----------    ------------    ------------
     Net increase (decrease) in cash......    (5,026,362)     17,560,044      (9,691,386)     21,791,302
                                             -----------     -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of
  period..................................    12,757,793       4,594,382      17,422,817         363,124
                                             -----------     -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of
  period..................................   $ 7,731,431     $22,154,426    $  7,731,431    $ 22,154,426
                                             ===========     ===========    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for
     interest.............................   $        --     $        --    $         --    $         --
SUPPLEMENTAL SCHEDULE OF NON-CASH
  OPERATING ACTIVITIES:
  Value of options and warrants issued for
     future services......................   $   119,959     $    11,306    $    252,292    $    159,793

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIGSTAR ENTERTAINMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Overview and Summary of Significant Accounting Policies:

  Overview

     BigStar Entertainment, Inc. and subsidiary (the "Company") is an online direct marketer of filmed entertainment products and provider of e-marketing services. The Company operates bigstar.com, a Shop-A-Tainment(TM) destination site providing information on filmed entertainment products and related personalities, as well as offering for sale approximately 45,000 filmed entertainment products, including feature films, childrens' movies and educational, health and fitness, and instructional videos. The Company's Shop-A-Tainment strategy integrates captivating information about movies and movie stars in a fun shopping site, with the goal of generating more repeat visits to the Company's web site, higher page views and greater customer loyalty and revenue.

     bigstar.com's extensive content also includes movie trailers and feature films that the user can view by streaming to their computer. The user information provided during visits to the Company's site allows the Company to market directly to consumers using Advaya, its proprietary, internally-developed, direct marketing software.

     Through Advaya its majority-owned subsidiary, the Company also provides digital direct marketing services for businesses and companies that want to communicate directly with their customers online. Advaya provides a variety of e-marketing services and products to its customers including a personalized, targeted permission-based e-messaging and e-mail service. Through its proprietary Web-based software tool, Advaya enables clients to manage their subscriber databases, build, schedule, test, send and analyze targeted messages to their users. Advaya also provides consulting services for building subscriber lists, developing creative digital direct marketing strategies and data warehousing services for clients.

     The Company operates in the online industry, which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional retail outlets and other entities that maintain similar commercial web sites, as well as other providers of on-line direct marketing services.

  Basis of Presentation

     The consolidated balance sheet as of September 30, 2000 and the balance sheet as of December 31, 1999, and the consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2000 and the statements of operations and cash flows for the three and nine-month periods ended September 30, 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results that may be reported for any other interim period or for the year ending December 31, 2000.

     Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's classification.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial

                          BIGSTAR ENTERTAINMENT, INC.

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

     Revenue consists of sales of filmed entertainment in the video and DVD formats over the Company's web sites, as well as online advertising and promotional revenues and fees for providing e-marketing services. The Company recognizes revenue from its web sites when the products are shipped to customers and when advertisements and promotional items are served and marketing promotions delivered. Outbound shipping and handling charges are also included in net sales. In accordance with EITF issue 00-14, "Accounting For Certain Sales Incentives", revenues for the three and nine-month periods ended September 30, 2000 are net of approximately $40,000 and $1,262,000, respectively, of coupons used by customers for discounts on their purchases of filmed entertainment products. Accordingly, revenues for the three and nine-month periods ended September 30, 1999 are net of approximately $806,000 and $1,569,000, respectively, of coupons used by customers for discounts on their purchases of filmed entertainment products. Previously the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of products from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical returns experience.

     There were no barter revenues for the three months ended September 30, 2000. For the nine-month period ended September 30, 2000, net sales included barter revenues of 3%. For the three and nine-month periods ended September 30, 1999, net sales included barter revenues of 12% and 10%, respectively. For barter transactions, the Company places advertisements on its customers' web sites in exchange for placing its customers' advertisements on the BigStar web site. Revenues from these transactions are based upon the Company's "cost per thousand impressions", utilized in similar transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying consolidated financial statements.

  Cost of sales

     Cost of sales includes the cost of the filmed entertainment, as well as outbound shipping and handling costs and the cost of promotional items distributed to customers with purchases. In accordance with EITF issue 00-14, "Accounting for Certain Sales Incentives", the cost of sales for the nine-month period ended September 30, 2000 includes approximately $227,000 in promotional items. The Company did not distribute any promotional items in the three-month period ended September 30, 2000. Accordingly, the cost of sales for the three and nine-month periods ended September 30, 1999 includes approximately $368,000 and $1,373,000, respectively, in promotional items. Previously the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

  Dependence on Suppliers

     Although the Company has agreements with several third parties to provide filmed entertainment products and related order fulfillment services, it has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing, or developing new, fulfillment relationships. There can be no assurance that the Company will maintain its relationships with these vendors beyond the terms of

                          BIGSTAR ENTERTAINMENT, INC.

the existing agreements, which expire, subject to renewal, in the first quarter of 2001 and the first quarter of 2002.

  Net Loss Per Share

     The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three and nine-month periods ended September 30, 2000 and 1999 does not include the impact of approximately 3,092,871 and 2,469,423, respectively of common stock options and warrants then outstanding, as the effect of their inclusion would be anti-dilutive.

  Computer Software Developed for Internal Use

     In January 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), as revised by EITF issued 00-20, which provides guidance for determining whether computer software is internal use software and on accounting for the proceeds of computer software originally developed for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

     For the three and nine-month periods ended September 30, 2000, the Company capitalized approximately $266,000 and $1,462,000, respectively, of external direct costs related to the Advaya direct marketing technology, which are being amortized over the related useful life of two years. During the three months ended September 30, 1999, the Company capitalized $142,352 of costs incurred related to the development of internal use software. No costs were capitalized for earlier periods. All costs incurred for upgrades, maintenance, and enhancements, which did not result in additional functionality, were expensed.

  Comprehensive Income

     The Company reports under the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three and nine-month periods ended September 30, 2000, and the three and nine-month periods ended September 30, 1999.

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

     In May 2000 the Company adopted EITF issue 00-14 "Accounting for Certain Sales Incentives" which specified the accounting for and classification of coupons and promotional items. Adoption of these provisions is required for financial statements for periods beginning after May 18, 2000. Accordingly, the cost of coupons redeemed by consumers are deducted in the determination of net sales and the cost of promotional items

                          BIGSTAR ENTERTAINMENT, INC.

distributed to customers with purchases are included in cost of sales. Previously, these costs were included in sales and marketing expenses. Accordingly, the financial statements for prior periods presented have been reclassified to conform with the current period's classification.

Note 2 -- Stockholder's Equity

  Issuance of Capital Stock

     On January 3, 2000, 3,692 shares of common stock were issued to participants of the BigStar Entertainment, Inc. Employee Stock Purchase Plan for proceeds of $24,317.

  Warrants

     On January 4, 2000, warrants to purchase 48,500 shares of common stock were exercised for net proceeds of $59,000.

     During the quarter ended June 30, 2000, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $5.50 per share as part of a sales representation agreement. The Company determined the fair value of the warrants issued using the Black-Scholes option pricing model to be approximately $47,000. Subsequent to September 30, 2000 the agreement was cancelled with 10,400 warrants remaining unvested with an unamortized value of $19,500.

  Stock Options

     During the nine-month period ended September 30, 2000, options to purchase 100,943 shares of common stock were exercised for net proceeds of approximately $250,000. No stock options were exercised during the quarter ended September 30, 2000.

     Additionally, during the three and nine-month periods ended September 30, 2000, the Company recorded approximately $84,000 and $317,000 respectively, of consulting expense associated with the amortization of options and warrants to purchase shares of common stock to consultants for marketing services. The Company used the Black-Scholes option pricing model to determine the fair value of the options.

Note 3 -- Formation of Subsidiary

  Incorporation of Subsidiary

     On January 12, 2000 Advaya, Inc. ("Advaya"), originally incorporated as BigStar Direct, Inc., was incorporated and 1,000 shares of common stock were issued to the Company. In consideration for the common stock received from Advaya, the Company contributed approximately $215,000 of computer equipment and web site development costs to Advaya. In addition, the Company received a royalty-free license to use the Advaya software in exchange for performing beta testing of current and future versions of software developed by Advaya.

  Minority Interest

     On January 15, 2000, the Company sold 50 shares of common stock in its Advaya subsidiary to an investor for proceeds of $250,000. During the quarter ended September 30, 2000, the Company repurchased from the investor the 50 shares for $250,000. In addition, as part of the development of the Advaya software, a contractor received 50 "restricted" shares of Advaya stock. The restrictions are removed monthly based upon certain performance and support milestones. The Company has valued these shares at $250,000 and has capitalized their cost which is being amortized over two years.

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

Overview

     BigStar was incorporated in March 1998. We began offering products for sale on our main web site, bigstar.com, in May 1998. Until that time, our operating activities related primarily to the development of the bigstar.com web site. In addition to our filmed entertainment business, we have recently begun to provide on-line marketing services using our proprietary software through our Advaya subsidiary. Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our web sites and order processing systems, and marketing, advertising and promotion expenses and the continued operation of our business. As of September 30, 2000, we had an accumulated deficit of approximately $39,201,000. As we continue our businesses, we believe that our operating expenses will exceed our revenues primarily due to marketing, software development, web site and administrative costs and additional depreciation related to capital expenditures. As a result, we expect to continue incurring operating and net losses and negative cash flow from operations.

Results of Operations

     The three and nine-month periods ended September 30, 2000 and September 30, 1999.

     Net Sales. Net sales were approximately $1,364,000 for the quarter ended September 30, 2000 compared to approximately $2,865,000 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, net sales were approximately $8,161,000 compared to approximately $6,557,000 for the nine months ended September 30, 1999. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues and direct marketing fees. The Company recognized approximately $219,000 in advertising and promotional revenues for the quarter ended September 30, 2000 and approximately $1,383,000 for the nine months ended September 30, 2000, including $235,000 in barter transactions. The Company had $730,175 and $1,013,787 in advertising and promotional revenues, including $343,787 and $627,399 of barter revenue for the quarter and nine months ended September 30, 1999, respectively. In addition, Advaya, the Company's on-line direct marketing business contributed $87,000 and $153,000 in fees related to on-line marketing programs for the quarter and nine-month periods ended September 30, 2000. There were no Advaya revenues in 1999. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and marketing programs. Product sales for the quarter and nine months ended September 30, 2000 and 1999 consisted of filmed entertainment in both the videocassette and DVD formats. In accordance with EITF issue 00-14, "Accounting for Certain Sales Incentives", revenues for the three and nine-month periods ended September 30, 2000 are net of approximately $40,000 and $1,262,000, respectively, of coupons used by customers for discounts on their purchases of filmed entertainment products. Accordingly, revenues for the three and nine-month periods ended September 30, 1999 are net of approximately $806,000 and $1,569,000, respectively, of coupons used by customers for discounts on their purchases of filmed entertainment products. Previously the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current periods' classification. The decrease in sales of filmed entertainment products in the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, primarily reflects a decrease in the number of units shipped, offset by an increase in the average sales price for both the DVD and videocassette formats, a higher percentage of DVDs sold, which generally have higher selling prices than videocassettes, as well as a reduction in the value of coupons redeemed by customers. The increase in sales of filmed entertainment products for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily reflects an increase in the number of units shipped, as well as an increase in the average sales price for both the DVD and videocassette formats, a higher percentage of DVDs sold, which generally have higher selling prices than videocassettes, and a reduction in the value of coupons redeemed by customers.

     Cost of Sales. Cost of sales was approximately $892,000 for the quarter ended September 30, 2000 compared to approximately $2,903,000 for the quarter ended September 30, 1999. Gross profit for the quarter ended September 30, 2000 was $473,000, resulting in a gross margin of 34.6%. The loss on sales for the quarter ended September 30, 1999 was approximately $37,000. Cost of sales for the nine months ended September 30, 2000 was approximately $7,025,000 compared to approximately $7,719,000 for the nine months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 was approximately $1,136,000, resulting in a gross margin of 13.9%. The loss on sales for the nine months ended September 30, 1999 was approximately $1,162,000. Cost of sales includes the cost of merchandise sold and outbound shipping and handling charges, as well as in accordance with EITF Issue 00-14, "Accounting for Certain Sales Incentives" the cost of promotional items distributed to customers. The increase in the gross profit for the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, primarily reflects the reduction in coupons and promotional items from approximately $1,174,000 and $2,943,000 in the quarter and nine months ended September 30, 1999, respectively, to approximately $1,489,000 for the nine months ended September 30, 2000. There were no promotional items distributed to customers during the quarter ended September 30, 2000. Sales prices reflecting lower discounts from products' suggested prices, offset by a higher percentage of DVD sales, which typically have lower margins, also contributed to the higher gross margins for the periods ended September 30, 2000.

     Sales and Marketing Expenses. Sales and marketing expenses were approximately $572,000 for the quarter ended September 30, 2000, compared to approximately $3,221,000 for the quarter ended September 30, 1999. For the nine-month period ended September 30, 2000, sales and marketing expenses were approximately $6,469,000 compared to approximately $6,543,000 for the nine-month period ended September 30, 1999. Sales and marketing expenses consist primarily of the costs of advertising programs and personnel costs. Advertising expenses were approximately $100,000 and $2,786,000 for the quarters ended September 30, 2000 and September 30, 1999, respectively, with the decrease primarily attributable to a reduction in both on-line, as well as off-line advertising programs. Advertising expenses were approximately $4,650,000 and $5,633,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. The decrease in sales and marketing expenses for nine-month period ended September 30, 2000, compared to nine months ended September 30, 1999, primarily reflects the reduction in both on-line and off-line media purchases, offset by additional personnel costs, primarily in the first two quarters of the 2000 period.

     Web Site and Software Development Expenses. Web site and software development expenses were approximately $2,004,000 for the quarter ended September 30, 2000, compared to approximately $1,371,000 for the quarter ended September 30, 1999. For the nine-month period ended September 30, 2000, web site and software development expenses were approximately $6,682,000 compared to approximately $3,240,000 for the nine-month period ended September 30, 1999. Web site and software development expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites which totaled approximately $886,000 and $1,067,000 for the quarters ended September 30, 2000 and 1999, respectively, and approximately $4,036,000 and $2,485,000 for the nine month periods ended September 30, 2000 and 1999, respectively, reflecting the growth in personnel necessary to enhance and support the Company's web sites primarily in the first two quarters of the 2000 period. These expenses also include third party production and content costs which decreased to approximately $95,000 for the quarter ended September 30, 2000, from approximately $201,000 for the quarter ended September 30, 1999, and approximately $604,000 and $459,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. These increases for the periods ended September 30, 2000, compared to the periods ended September 30, 1999, were primarily due to the production costs of "The BigStar Show" which aired on cable television beginning May 2000.

     General and Administrative Expenses. General and administrative expenses were approximately $974,000 for the quarter ended September 30, 2000 compared to approximately $889,000 for the quarter ended September 30, 1999. For the nine-month period ended September 30, 2000, general and administrative expenses were approximately $3,801,000 compared to approximately $2,432,000 for the nine-month period ended September 30, 1999. General and administrative expenses include payroll and related expenses for executive, accounting and administrative, and customer service personnel, which were approximately $349,000 and $456,000 for the quarters ended September 30, 2000 and 1999, respectively, and approximately $1,279,000 and $1,089,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in these costs is attributable to the hiring of additional staff during the third and fourth quarters of 1999 offset by a reduction in personnel during the quarter ended September 30, 2000. The costs of facilities also increased to approximately $145,000 from $130,000 for the quarters ended September 30, 2000 and 1999, respectively, and to approximately $596,000 from $363,000 for the nine-month periods ended September 30, 2000 and 1999, respectively, reflecting the increase in office space rented and related supply costs to support the Company's additional personnel.

     Net Loss. BigStar's net loss was approximately $2,907,000 for the quarter ended September 30, 2000 and approximately $5,337,000 for the quarter ended September 30, 1999, respectively, and approximately $15,096,000 and $13,124,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

Liquidity and Capital Resources

     Since inception, we have funded our operating cash requirements primarily through sales of our common stock. During the quarter ended September 30, 2000, there were no material capital transactions.

     Net cash used in operating activities for the nine months ended September 30, 2000 of approximately $15,678,000 was primarily due to our net loss of approximately $15,096,000, offset by non-cash depreciation and amortization of approximately $1,183,000 and non-cash common stock option and warrant expenses, of approximately $652,000. An increase in accounts receivable and a decrease in other current assets from the balances at December 31, 1999 of approximately $406,000 and $258,000, respectively, net of a decrease in accounts payable and accrued expenses of approximately $3,266,000 from the balance at December 31, 1999 also impacted the net cash used. Net cash used in operating activities for the nine months ended September 30, 1999 of approximately $10,667,000 was primarily due to our net loss of $13,124,000 offset by an increase in accounts payable and accrued expenses of $3,673,000. Additional operating uses of cash were the increase in accounts receivable, prepaids and other current assets, and other assets of $517,000, $1,046,000 and $546,000, respectively. In addition, during the nine months ended September 30, 1999 we issued options and warrants to purchase 581,011 shares to board members, consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 19,400 shares in exchange for occupancy services at exercise prices from $3.73 to $20.62.

     At September 30, 2000 the Company had working capital of approximately $5,527,000 compared to approximately $20,271,000 at December 31, 1999. The decrease in working capital is primarily attributable to the cash used to fund the net loss discussed above. At September 30, 2000 the decrease in accounts payable and accrued expenses resulted primarily from the decrease in advertising and promotional expenditures compared to December 31, 1999. The decrease at September 30, 2000 in accounts receivable from the balance at December 31, 1999 is due to the decrease in net sales for the three-month periods then ended.

     Net cash used in investing activities for the quarter ended September 30, 2000 of $81,000 was primarily due to capital expenditures.

     We currently have agreements with our principal suppliers under which our total credit availability exceeds $4,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days. The agreements with our two principal suppliers expire, subject to renewal, in the first quarter of 2001 and the first quarter of 2002.

     At September 30, 2000, BigStar's principal commitments consisted of obligations for advertising under cancelable agreements, which were approximately $45,000 and guaranteed lease obligations of approximately $558,000. BigStar also has an obligation to pay television production costs of $50,000 per show to ValueVision International, Inc. to produce The BigStar Show. It had initially been contemplated that this show would be produced weekly. However, the production schedule has been modified and the parties are negotiating a new schedule. As of September 30, 2000 the Company could have an obligation to ValueVision for an additional $7,100,000 in production costs for future editions of The BigStar Show, if the show continues to be produced. BigStar and ValueVision International, Inc. are currently negotiating an amendment to the production agreement which would substantially reduce the Company's financial commitment to ValueVision.

     We have no material commitments for capital expenditures and do not anticipate any significant future purchases for hardware and related software enhancements of our web sites during the next 12 months. We expect to fund any expenditures from existing resources.

     In light of the decline in our stock price, and in an effort to retain our employee base, the Compensation Committee of the Board of Directors approved an adjustment to the exercise price for all options held by our employees, including our executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on July 17, 2000, which was $1.00. Options to purchase approximately 992,000 shares of common stock were repriced. The repriced options follow the vesting schedule of the original options granted. Beginning in the quarter ended September 30, 2000, these options will be subject to variable plan accounting. This accounting requires a charge to income for the vested options when the market price of the Company's stock exceeds $1.00. Because the closing bid price at September 30, 2000 was less than $1.00, there was no charge to income for these options for the quarter ended September 30, 2000.

     As of September 30, 2000 we believe that our existing cash and cash equivalent will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the section entitled "Risk Factors That May Affect Our Results Of Operations And Financial Condition". In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, services and technologies, which might increase our liquidity requirements or cause us to issue additional equity or debt securities. We have retained an investment advisor to help us seek and evaluate strategies to increase shareholder value. We cannot assure you that we will not require additional financing within this time frame or that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

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

     We lack significant revenues and expect significant continuing losses. We have not achieved profitability and expect to continue to incur significant operating losses and net losses. As of September 30, 2000, our accumulated deficit was approximately $39 million. SEE "-- Results of Operations and Liquidity and Capital Resources".

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

     BigStar faces potential Nasdaq delisting which could hurt the liquidity of our common stock. We may be unable to comply with the standards for continued listing on the Nasdaq National Market. These standards require, among other things, that our common stock have a minimum bid price of $1 and state that a deficiency shall exist if such minimum bid price remains below $1 for a period of thirty consecutive business days. In addition, our common stock must maintain a minimum market value of public float of $5,000,000 and a deficiency shall exist if such minimum market value of public float is less than $5,000,000 for 30 consecutive trading days. The company has been informed by Nasdaq that our common stock has failed to meet both criteria. If we are unable to demonstrate compliance with the Nasdaq criteria for maintaining our listing, our securities would be subject to delisting as early as mid-December. If our common stock were to be delisted from trading on the Nasdaq National Market and were neither relisted thereon nor listed for trading on the Nasdaq Small Cap Market, trading, if any, in the common stock may continue to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market. Delisting would result in limited release of the market price of the common stock and limited news coverage of BigStar and could restrict investors' interest in the common stock and materially adversely affect the trading market and prices for the common stock and our ability to issue additional securities or to secure additional financing.

     Our success depends on the continued growth of online commerce. If online commerce does not continue to grow, or grows more slowly than expected, our business will be materially harmed. A number of factors could slow the growth of online commerce, including the following:

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

     Growth could place a significant strain on our resources. If we are unable to manage our growth effectively, our business could be materially harmed. Expansion could place a significant strain on our ability to manage growth, including our ability to monitor operations and control costs.

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

     We may be subject to liability for sales and other taxes. We do not collect sales or other similar taxes in most states, although we do so in New York, California, Nevada and Minnesota. Our business could be materially harmed if additional sales and similar taxes are imposed on us, or if penalties are assessed on us for past nonpayment of these taxes. Recently adopted legislation provides that, prior to October 2001, a state cannot impose sales taxes on products sold on the Internet unless these taxes could be charged on non-Internet transactions involving the products. During this moratorium, it is possible that taxing mechanisms may be developed that would, following the moratorium, impose increasing sales and similar tax burdens on us. If these burdens are placed on us, our business could be materially harmed and there could be a material adverse effect on our operating results and financial condition.

     Our success depends on our key personnel. Our success is substantially dependent on the ability and experience of our senior management and other key personnel, particularly David Friedensohn, our Chief Executive Officer and Chairman of the Board. We have entered into an employment agreement with David Friedensohn. The agreement provides that he will be employed as the Chief Executive Officer of BigStar for an unspecified period of time. Both BigStar and Mr. Friedensohn may terminate the agreement at any time. If terminated without cause, Mr. Friedensohn will be entitled to severance pay equal to two years of his base salary. We have no employment contracts with any of our other senior management or key personnel. If one or more members of our management team become unable or unwilling to continue in their present positions, our business could be materially harmed.

     We have purchased key-man life insurance in the amounts of $1,000,000 for David Friedensohn with BigStar as the named beneficiary. The benefits received under these policies would not be sufficient to compensate BigStar for the loss of the services of Mr. Friedensohn should suitable replacements not be employed.

     In addition, we must maintain our current employee base. Since competition for personnel, particularly those having software development and other technical expertise, is intense, if we are unable to hire qualified employees as needed, our ability to manage our operations could be impaired.

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

Item 2.  Changes in Securities and Use of Proceeds

     In August 1999, BigStar completed an initial public offering of shares of common stock, $.001 par value, at a price per share of $10.00. The managing underwriters were Prudential Securities Incorporated, Wasserstein Perella Securities, Inc. and First Security Van Kasper. The effective date of BigStar's registration statement, on Form S-1 was August 2, 1999. The commission file number for that filing is 333-77963. Between the effective data and September 30, 2000, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

Direct or Indirect Payments to Others

Underwriting discounts and commissions......................  $ 1,750,000
Other expenses..............................................    1,241,082
                                                              -----------
Total expenses..............................................    2,991,082
                                                              -----------
Net offering proceeds after total expenses..................  $22,008,918
                                                              ===========

     Between the effective date and September 30, 2000, the net offering proceeds of approximately $22,008,918 were used as follows:

Direct or Indirect Payments to Others

Increase marketing, advertising and promotional spending....  $ 7,500,000
Upgrade computer systems and develop additional software
  programs..................................................    3,200,000
Hire additional marketing, technical and production
  personnel.................................................    1,624,000
Fund operating losses and general corporate purposes........    9,684,918
                                                              -----------
Total use of proceeds.......................................  $22,008,918
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

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) List of Exhibits:

Exhibit
Number                 Description and Method of Filing
-------                --------------------------------
   27.1  Financial Data Schedule

---------------
(b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIGSTAR ENTERTAINMENT, INC.

                                          By: /s/ DAVID FRIEDENSOHN
                                            ------------------------------------
                                          David Friedensohn, Chief Executive
                                          Officer

Dated: November 14, 2000

                                          By: /s/ ROBERT S. YINGLING
                                            ------------------------------------
                                          Robert S. Yingling, Chief Financial
                                          Officer

Dated: November 14, 2000

                                 EXHIBIT INDEX

List of Exhibits

Exhibit
Number                  Description and Method of Filing
-------                 --------------------------------
   27.1   Financial Data Schedule