Form 10-K
period 2000-12-31
BIGSTAR ENTERTAINMENT INC /NY
filed 2001-04-02
CIK 1058430

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 23, 2001 as reported on the OTC Bulletin Board, was approximately $1,366,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 23, 2001, the registrant had outstanding 7,956,116 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

     (1) Proxy Statement for the 2001 Annual Meeting of Stockholders -- Items 10, 11, 12 and 13.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          BIGSTAR ENTERTAINMENT, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          NO.
                                                                          ----
PART I
  Item 1    Business....................................................     4
  Item 2    Properties..................................................    12
  Item 3    Legal Proceedings...........................................    12
  Item 4    Submission of Matters to a Vote of Security Holders.........    12
PART II
  Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    13
  Item 6    Selected Financial Data.....................................    14
  Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    15
  Item 7A   Quantitative and Qualitative Disclosure about Market Risk...    21
  Item 8    Financial Statements........................................    22
  Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    22
PART III
  Item 10   Directors and Executive Officers of the Registrant..........    23
  Item 11   Executive Compensation......................................    23
  Item 12   Security Ownership of Certain Beneficial Owners and
            Management..................................................    23
  Item 13   Certain Relationships and Related Transactions..............    23
PART IV
  Item 14   Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................    24
  Signatures............................................................    25
  Financial Statements..................................................   F-1

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 1.  BUSINESS

GENERAL

     BigStar Entertainment, Inc. ("BigStar") is an online retailer of filmed entertainment products and a provider of information about the filmed entertainment industry and its products. Through our web site, bigstar.com, we sell more than 45,000 videos and digital video discs or DVDs, including feature films, children's movies and educational, health and fitness, and instructional videos and provide information on these products.

     In addition to selling filmed entertainment, bigstar.com features more than 4,500 biographies, 2,200 movie stills and 400 star interviews. bigstar.com also hosts our BigStar Broadband Theater. This feature offers visitors to our web site the ability to stream and view on their computer more than 7,500 movie trailers and 21 feature films. We believe that BigStar Broadband Theater provides one of the largest selections of streaming movie trailers and films available on the Web.

     As a result of operating losses incurred by the Company's businesses for the year ended December 31, 2000, the significant decline in market value of Internet-based companies, and the difficulty in raising additional capital for such companies, the Company announced in September 2000 that it had retained a financial advisor to review the recoverability of the amounts invested and projected to be invested into its retail operations and direct marketing division, Advaya. The Company and its financial advisor determined that a sale of Advaya's assets was in the best interests of the Company's stockholders. Accordingly, the assets related to this business were sold in December 2000 at a loss of $952,616.

     Given the factors noted above, the Company and its financial advisors we are also currently evaluating the disposition of all or parts of BigStar's current e-commerce platform. We are considering ending some or all of the current functionality of our website, or selling the website, or parts of it, with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. Potential business lines being contemplated by BigStar management included but are not limited to the sale of online film marketing data, electronic payments processing, third party site development, as well as other technology development efforts. BigStar may also decide to merge or sell assets to third parties in these or other businesses in an effort to maximize stockholder value. There can be no assurances that the sale of the bigstar.com site platform, or parts thereof, will be consummated or that efforts to conserve our cash will be successful. Furthermore, there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will ultimately be successful.

THE INTERNET AND ONLINE COMMERCE

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

     Notwithstanding the growth of the Internet, web-based retailers including retailers of filmed entertainment products face significant challenges in promoting and sustaining online sales, including the following:

     - Competition from traditional retail industry. Most consumers purchase products from traditional store-based retailers, many of which have longer operating histories, larger customer bases and greater brand recognition than online retailers. Online retailers must convince customers that purchasing products, such as filmed entertainment on the Internet offers distinct advantages, such as larger product selection, better prices and greater convenience.

     - Attracting and retaining customers. The online commerce market is new, rapidly evolving and intensely competitive. Online retailers must heighten their brand awareness, attract new customers, develop customer trust and loyalty and increase levels of customer traffic to their web sites.

THE VIDEO AND DVD MARKET

     Over the last several years, consumer video spending habits have shifted from renting videos to purchasing them. This trend has been driven by falling prices and broader distribution. According to Veronis, Suhler & Associates, revenues from retail sales of videos are expected to total nearly $8.7 billion in 2003. In addition, we believe that the market for digital video disks or DVDs is similarly growing. Paul Kagan Associates estimates that retail sales of DVDs in the United States will increase to approximately 228.4 million discs in 2003. Additionally, Veronis, Suhler & Associates estimate that annual U.S. revenue from retail sales of DVDs is expected to increase to approximately $4.6 billion in 2003.

     We cannot make any assurance about our ability to significantly penetrate the retail market for video and DVD sales.

THE BIGSTAR ADVANTAGES

     We believe that we offer the following competitive advantages:

  Fulfillment of Wider Selection with Lower Costs

     We currently offer more than 45,000 filmed entertainment products for sale through our supply agreements with Valley Media, Inc. and Baker & Taylor Entertainment. Because we use third parties to fulfill orders, we do not need to carry physical inventory. In contrast, traditional filmed entertainment retailers and some online retailers must make significant investments in inventory, real estate and personnel for each store location. The amount of space available in a physical store also limits the number of titles and the amount of inventory that a traditional retailer can carry in any one store.

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

     We believe that consumers are more receptive to web sites that provide information and products tailored to their interests.

OUR CURRENT STRATEGY

     Given our limited current resources, we are focusing our efforts on the following strategic factors:

  Use of Direct E-mail Marketing

     BigStar uses direct e-mail marketing to attract new customers and increase purchases by existing customers. At March 1, 2001, we had a database of more than 1.5 million e-mail addresses of current and prospective customers who have elected to receive promotional materials from us.

  Providing a Superior Shopping Experience

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

     As noted above, we are considering the potential disposition of all or parts of BigStar's e-commerce platform.

WEB SITE FEATURES

     Key features of our website are:

  Content

     We have enhanced our web site by adding editorial content. We believe that the inclusion of editorial content on our web site increases the time each customer spends on our web site, as well as the likelihood and frequency of subsequent visits and purchases. Examples of our editorial content include reviews, biographies, news and photos. We license the majority of our editorial content from third parties, rather than develop it internally, because we believe that this approach is more cost-effective. In addition, we have original editorial features including polls.

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

  BigStarBroadband Theater(TM)

     The BigStar Broadband Theater on bigstar.com allows visitors to access and view in real time thousands of movie trailers before making a purchase. In addition, visitors can view full-length streaming movies over their Internet connection. We believe that BigStar Broadband Theater provides one of the largest selections of streaming movie trailers and films available on the Web.

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

  Affiliate Partner Network

     Our affiliate program enables other web sites to create their own filmed entertainment web site and link to BigStar. When visitors link to our online superstore from one of our more than 11,000 affiliates and make a purchase, the affiliated web site receives a commission ranging from eight percent to twelve percent of any resulting sale. Because there is no payment unless a sale occurs, the program is an efficient means of acquiring new customers and promoting bigstar.com online.

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

     As noted above, we are considering ending some or all of the functionality of our website or selling the website or parts of it.

ORDER FULFILLMENT AND CUSTOMER SERVICE

     We utilize electronic links with our fulfillment partners to process orders. Our products are usually shipped directly from our fulfillment partners to the customer on the same day they receive an order from us. Because we use fulfillment partners to source and ship our products, we currently do not maintain a an inventory of products. However, we have conducted contests or offered special promotions to customers where prizes or promotional items were shipped directly from BigStar's offices.

     We have fulfillment relationships with Valley Media, Inc. and Baker & Taylor. In March 2000, we entered into a new agreement with Valley Media, Inc. that extends through March 2002 and automatically renews for one-year terms unless cancelled by either party by prior written notice 90 days before the end of the term. Our current distribution agreement with Baker & Taylor Entertainment was renewed in December 2000 for an additional 24-month term. Either party may terminate these agreements upon the failure of the other party to fulfill its obligations or a breach of warranty under the agreement. Neither agreement provides for any minimum purchases by BigStar. Our agreements with these fulfillment partners provide us with total credit availability exceeding $4,000,000 with payment terms ranging from 30-60 days. Subsequent to December 31, 2000 we entered into a standby letter of credit for $200,000 with one vendor that expires in July 2001, subject to renewal.

     We have developed software that automatically selects the fulfillment partner to fill a particular order based on variables such as title availability, speed of delivery and credit terms. We believe this program reduces our cost of sales by enabling us to purchase products more efficiently. In addition, by providing electronic access to the inventories of multiple fulfillment partners, this program helps us increase the number of items we offer and the number that are in stock at any given time. As long as we continue to operate our website, we anticipate continuing to use Valley Media, Inc. and Baker & Taylor Entertainment in an integrated fashion to maximize inventory available for purchase by our customers.

     We emphasize customer support. Our customer service staff monitors our incoming customer e-mails and generally responds within 24 hours. We also send automated e-mails after a purchase has been made to inform customers of the status of their orders. In addition, we also have a toll-free telephone number that directs customer inquiries to a voice response system or a customer service representative.

COMPETITION WITHIN THE RETAIL FILMED ENTERTAINMENT INDUSTRY

     The retail filmed entertainment industry, including online commerce is intensely competitive. We expect competition to further intensify. Our competitors include:

     - online sellers of videos, DVDs and other filmed entertainment products, including Amazon.com, CDnow and Buy.com;

     - publishers and wholesalers of filmed entertainment products and related products, such as Columbia House, and Good Times Entertainment;

     - traditional filmed entertainment retailers, such as Blockbuster and Hollywood Entertainment, that currently sell filmed entertainment products or services through stores or over the Internet; and

     - specialty video retailers, mass merchandisers, department and electronic consumer stores, as well as non-store retailers such as mail-order video clubs.

     Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. Many of BigStar's competitors also may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development than we can.

INTELLECTUAL PROPERTY

     We use technology developed by us in our business. Most of our website programs and systems have been developed internally. However, we also license software products from third parties.

     The source code for our software is protected both as a trade secret and as copyrighted work. We enter into confidentiality and assignment agreements with our employees, consultants and vendors with access to our proprietary information.

     We have applied for the registration of some of our trademarks and service marks in the United States including Bigstar.com. We have no patents.

EMPLOYEES

     As of March 24, 2001, we had 17 full time employees, including 6 in technology and operations positions, 1 in marketing, 2 in site development, 4 in customer service and 4 in administrative positions. We believe our relations with our employees are satisfactory. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement.

RISK FACTORS

     In addition to the other information in this Form 10-K report, the following factors should be considered carefully in evaluating BigStar's business and prospects:

     We have a limited operating history and have incurred significant losses. We commenced operations in March 1998. To date our costs have greatly exceeded the revenues we have generated. As of December 31,

2000 our accumulated deficit was $42,784,965. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     If we continue our present business, we expect that our operating expenses will continue to exceed our revenues for the foreseeable future. As a result, to remain viable we will need to generate significantly more revenues to achieve profitability. We may never be able to do so. We will require additional financing. We may not be able to obtain the financing or obtain it on terms acceptable to us. Without additional financing or significant revenue growth and/or expense reductions, our business and financial condition will be materially harmed.

     We have recently been delisted from the Nasdaq National Market. The Nasdaq National Market helps provide investors with liquidity. Without the liquidity and governance provided by a Nasdaq National Market listing, investors may be reluctant to provide the Company financing that will be required to continue our operations.

     We received a qualified opinion on our financial statements as of and for the year ended December 31, 2000. Our independent public accountants issued a qualified opinion on our financial statements as they concluded that there was substantial doubt concerning our ability to remain in operation past the next 12 months. As described more fully in the notes to our consolidated financial statements, they questioned the Company's ability to continue operations past 12 months given our deteriorating financial condition.

     We generated substantial revenues from advertising and promotions on our web site. The online advertising market is currently very depressed and the traffic to our site has decreased with the reduction in our promotional spending. Because the online advertising market is not expected to become very robust in the near future, and the traffic to our site will probably not increase without significant advertising, it is doubtful that we will be able to continue supplementing our sales of filmed entertainment products with advertising and promotional revenues. The lack of substantial advertising and promotional revenues could materially impact our financial conditions.

     We may seek to dispose of all or parts of our current e-commerce platform. As a result of the operating losses incurred by our businesses for the year ended December 31, 2000, the significant decline in market value of Internet-based companies, and the difficulty in raising additional capital for such companies, we are currently evaluating the disposition of all or parts of our e-commerce platform with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. There can be no assurances that the sale of the bigstar.com platform or parts thereof will be consummated or that efforts to conserve our cash will be successful. Furthermore, there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will ultimately be successful.

     The success of our current business depends on the growth of online commerce. If online commerce does not continue to grow or be accepted or grows or is accepted more slowly than expected, our business will be materially harmed. A number of factors could slow the growth and acceptance of online commerce, including the following:

     - the network infrastructure required to support a substantially larger volume of transactions may not be developed;

     - government regulation may increase;

     - telecommunications capacity problems may result in slower response times; and

     - consumers may have concerns about the security of online commerce transactions.

     We compete with other retailers who may be more successful than we are in attracting and retaining customers. The retail filmed entertainment industry, including the online segment, is intensely competitive. If we are unable to successfully compete against other retailers of filmed entertainment products, our business, operating results and financial condition would be materially harmed.

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

     Our reliance on e-mail marketing could leave us vulnerable if consumers reject this marketing technique or additional governmental regulation arises. E-mail marketing is a significant part of our current strategy. If the acceptance or use of e-mail marketing is limited by consumer fear of e-mail computer viruses or additional government regulation, it could harm our business.

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

     We must maintain satisfactory vendor relationships to compete successfully. We rely on wholesalers to fill our customers' orders. Our vendors of filmed entertainment products are Baker & Taylor Entertainment, from whom we obtained substantially all of our inventory in 1998 and 1999, and Valley Media, Inc. from whom we made significant purchases from, along with Baker and Taylor Entertainment, in 2000. We are dependent upon maintaining these relationships for filling our customers' orders because there are only a limited number of wholesalers who sell filmed entertainment products and related fulfilment services. If we are unable to maintain suitable relationships with vendors, we will be materially harmed.

     Our wholesalers will need to satisfy our product requirements on a timely basis. They also must continue to provide adequate selections of filmed entertainment titles and competitive prices. If our wholesalers are unable or unwilling to do so, it would materially harm our ability to compete, which would in turn materially harm our business, operating results and financial condition.

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

     We do not publish our own editorial content, which means we must rely on licensed third-party content for our web site. We license third-party content, including filmed entertainment reviews, news reports and features, in order to attract and retain web site users. If we are unable to obtain desirable content from our content licensors or from new licensors, it could reduce visits to our web site, which could materially harm our business. In addition, if we are unable to obtain content at an acceptable cost, it could materially harm our operating results and financial condition.

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

     The protection of our domain names is uncertain because the regulation of domain names is subject to change. We currently hold various web domain names relating to our brand, including bigstar.com, as well as domain names registered in foreign countries. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we may conduct business. If our ability to acquire or maintain domain names is limited, it could materially harm our business, operating results and financial condition.

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

     We may be subject to liability for sales and other taxes. We do not collect sales or other similar taxes in most states, although we do so in New York and California. Our business could be materially harmed if additional sales and similar taxes are imposed on us, or if penalties are assessed on us for past nonpayment of these taxes. Recently adopted legislation provides that, prior to October 2001, a state cannot impose sales taxes on products sold on the Internet unless these taxes could be charged on non-Internet transactions involving the products. During this moratorium, it is possible that taxing mechanisms may be developed that would, following the moratorium, impose increasing sales and similar tax burdens on us. If these burdens are placed on us, our business could be materially harmed and there could be a material adverse effect on our operating results and financial condition.

     Our success depends on our key personnel. Our success is substantially dependent on the ability and experience of our key personnel, particularly David Friedensohn, our Chief Executive Officer and Chairman of the Board. We are party to an employment agreement with David Friedensohn. The agreement provides that he will be employed as the Chief Executive Officer of BigStar for an unspecified period of time. Both BigStar and Mr. Friedensohn may terminate the agreement at any time. If terminated without cause, Mr. Friedensohn will be entitled to severance pay equal to two years of his then current base salary. We have no employment contracts with any key personnel. If one or more employees becomes unable or unwilling to continue in their present positions, our business could be materially harmed.

     We have purchased key-man life insurance in the amount of $1,000,000 on the life of David Friedensohn with BigStar as the named beneficiary. The benefits received under this policy would not be sufficient to compensate BigStar for the loss of the services of Mr. Friedensohn should a suitable replacement not be employed.

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 19 Fulton Street, New York, New York 10038, where we lease approximately 10,000 square feet of space. The lease expires on September 30, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     From August 2, 1999 through January 16, 2000, our common stock was traded on the NASDAQ National Market system under the symbol "BGST." On January 16, 2001, Bigstar Entertainment, Inc. was delisted from the NASDAQ National Market and commenced trading on the OTC Bulletin Board.

     The following table sets forth, for the periods indicated, the high and low closing bid prices per share of the common stock as reported on the NASDAQ National Markets.

                                                              HIGH      LOW
                                                              -----    -----
1999
Third Quarter (since August 2, 1999)........................  $8.19    $5.44
Fourth Quarter..............................................  $8.59    $4.50
2000
First Quarter...............................................  $7.88    $3.56
Second Quarter..............................................  $4.06    $1.00
Third Quarter...............................................  $1.28    $ .53
Fourth Quarter..............................................  $0.47    $ .06

     There were approximately 1,327 holders of record as of March 24, 2001.

DIVIDENDS

     We have not declared or paid any cash dividends on our common stock and intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM REGISTERED SECURITIES

     In August 1999, BigStar completed an initial public offering of 2,500,000 shares of common stock, $.001 par value, at a price per share of $10.00. Prudential Securities, Wasserstein Perella Securities, Inc. and First Security Van Kasper acted as the managing underwriters for the offering. The effective date of BigStar's registration statement on Form S-1 was August 2, 1999. The Commission file number for that filing is 333-77963. Between the effective date and December 31, 2000, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

DIRECT OR INDIRECT PAYMENTS TO OTHERS:
- ------------------------------------------------------------
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
                                                              ===========

     Between the effective date and December 31, 2000, the net offering proceeds of approximately $22,008,918 were used for the following purposes:

DIRECT OR INDIRECT PAYMENTS TO OTHERS:
- ------------------------------------------------------------
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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements and other financial information included elsewhere in this Form 10-K report.

                                                                            MARCH 2, 1998
                                          YEAR ENDED      YEAR ENDED     (DATE OF INCEPTION)
                                         DECEMBER 31,    DECEMBER 31,      TO DECEMBER 31,
                                             2000            1999               1998
                                         ------------    ------------    -------------------
OPERATIONS DATA:
Net product sales......................  $  7,756,429    $  8,799,288        $   789,107
Advertising and promotional revenues...     1,862,452       1,859,120                 --
                                         ------------    ------------        -----------
          Net revenues.................     9,618,881      10,658,408            789,107
Cost of revenues.......................     8,086,739      11,896,630            969,443
                                         ------------    ------------        -----------
          Gross profit.................     1,532,142      (1,238,222)          (180,336)
                                         ------------    ------------        -----------
Operating Expenses:
Sales and marketing....................     6,705,376      11,226,114          1,212,075
Website and software development.......     9,409,243       4,968,840            970,594
General and administrative.............     4,907,507       3,955,007            891,970
                                         ------------    ------------        -----------
          Total operating expenses.....    21,022,126      20,149,961          3,074,639
                                         ------------    ------------        -----------
          Loss from operations.........   (19,489,984)    (21,388,183)        (3,254,975)
Investment income, net.................       739,689         530,327              7,154
Minority Interest in Loss of
  Subsidiary...........................        71,007              --                 --
                                         ------------    ------------        -----------
Net loss...............................  $(18,679,288)   $(20,857,856)       $(3,247,821)
                                         ============    ============        ===========
  Basic and diluted net loss per
     share.............................  $      (1.84)   $      (3.18)       $     (1.25)
                                         ============    ============        ===========
Weighted average shares of common stock
  outstanding used in computing basic
  and diluted net loss per share.......    10,162,951       6,567,504          2,602,784
                                         ============    ============        ===========

                                         DECEMBER 31,    DECEMBER 31,       DECEMBER 31,
                                             2000            1999               1998
                                         ------------    ------------       ------------
BALANCE SHEET DATA:
Cash and cash equivalents..............  $  5,373,100    $ 17,422,817        $   363,124
Working capital (deficit)..............     3,944,952      20,271,050           (946,631)
Total assets...........................     7,561,402      29,852,063          1,338,090
Stockholders' equity (deficit).........     5,120,958      23,280,705           (494,497)

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                         Q1 '99        Q2 '99        Q3 '99        Q4 '99
      REVENUES         -----------   -----------   -----------   -----------
Product Sales........  $ 1,427,150   $ 1,980,999   $ 2,135,186   $ 3,255,953
Site Revenues........           --       283,612       730,175       845,333
                       -----------   -----------   -----------   -----------
    Total Revenues...    1,427,150     2,264,611     2,865,361     4,101,286
Cost of Revenues.....    1,743,244     3,072,897     2,902,738     4,177,751
                       -----------   -----------   -----------   -----------
    Gross Profit.....     (316,094)     (808,286)      (37,377)      (76,465)
OPERATING EXPENSES
Marketing Costs......    1,209,597     2,113,033     3,220,788     4,682,696
General &
  Administrative.....      675,202       867,555       889,175     1,523,075
Web Site.............      782,398     1,085,922     1,371,261     1,729,259
                       -----------   -----------   -----------   -----------
  Total Operating
    Expenses.........    2,667,197     4,066,510     5,481,224     7,935,030
                       -----------   -----------   -----------   -----------
    Loss from
      operations.....   (2,983,291)   (4,874,796)   (5,518,601)   (8,011,495)
Interest Income......       17,524        52,954       181,816       278,033
Minority Interest
  Loss...............           --            --            --            --
                       -----------   -----------   -----------   -----------
        Net Loss.....  $(2,965,767)  $(4,821,842)  $(5,336,785)  $(7,733,462)
                       ===========   ===========   ===========   ===========

                         Q1 '00        Q2 '00        Q3 '00        Q4 '00
      REVENUES         -----------   -----------   -----------   -----------
Product Sales........  $ 3,449,310   $ 2,117,891   $ 1,058,098   $ 1,131,130
Site Revenues........      757,227       472,726       306,222       326,277
                       -----------   -----------   -----------   -----------
    Total Revenues...    4,206,537     2,590,617     1,364,320     1,457,407
Cost of Revenues.....    4,011,708     2,121,577       891,692     1,061,762
                       -----------   -----------   -----------   -----------
    Gross Profit.....      194,829       469,040       472,628       395,645
OPERATING EXPENSES
Marketing Costs......    3,585,615     2,311,707       571,515       236,539
General &
  Administrative.....    1,568,435     1,258,477       973,999     1,106,596
Web Site.............    2,354,568     2,324,053     2,003,700     2,726,922
                       -----------   -----------   -----------   -----------
  Total Operating
    Expenses.........    7,508,618     5,894,237     3,549,214     4,070,057
                       -----------   -----------   -----------   -----------
    Loss from
      operations.....   (7,313,789)   (5,425,197)   (3,076,586)   (3,674,412)
Interest Income......      281,831       268,777       112,196        76,885
Minority Interest
  Loss...............           --            --        57,220        13,787
                       -----------   -----------   -----------   -----------
        Net Loss.....  $(7,031,958)  $(5,156,420)  $(2,907,170)  $(3,583,740)
                       ===========   ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Except for historical information, the statements in this Form 10-K report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. BigStar's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, and the risks discussed under the caption, "Item 1. Business -- Risk Factors." You should read our consolidated financial statements and the related notes to those statements and the other financial data appearing elsewhere in this Form 10-K report.

OVERVIEW

     BigStar was incorporated in March 1998. We began offering products for sale on our web site, bigstar.com, in May 1998. Until that time, our operating activities related primarily to the development of the bigstar.com web site.

     Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our web sites and order processing systems, and marketing, advertising and promotional expenses. As of December 31, 2000, we had an accumulated deficit of $42,784,965. We believe that our operating expenses will continue to exceed our revenues. As a result, we expect to continue incurring operating and net losses and negative cash flow from operations for the foreseeable future.

RESULTS OF OPERATIONS

     Described below is selected statement of operations data for the years ended December 31, 2000 and December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998. This information is derived from our consolidated audited financial statements that include, in the opinion of management, all adjustments necessary for a fair presentation of the information for these periods.

     Results of operations for any period are not expected to be indicative of results for any future period.

                                                                            MARCH 2, 1998
                                          YEAR ENDED      YEAR ENDED     (DATE OF INCEPTION)
                                         DECEMBER 31,    DECEMBER 31,      TO DECEMBER 31,
                                             2000            1999               1998
                                         ------------    ------------    -------------------
Net product sales......................  $  7,756,429    $  8,799,288        $   789,107
Advertising and promotional revenues...     1,862,452       1,859,120                 --
                                         ------------    ------------        -----------
          Net revenues.................     9,618,881      10,658,408            789,107
Cost of revenues.......................     8,086,739      11,896,630            969,443
                                         ------------    ------------        -----------
  Gross profit.........................     1,532,142      (1,238,222)          (180,336)
                                         ------------    ------------        -----------
Operating expenses
  Sales and marketing..................     6,705,376      11,226,114          1,212,075
  Web site and software development....     9,409,243       4,968,840            970,594
  General and administrative...........     4,907,507       3,955,007            891,970
                                         ------------    ------------        -----------
          Total operating expenses.....    21,022,126      20,149,961          3,074,639
                                         ------------    ------------        -----------
          Loss from operations.........   (19,489,984)    (21,388,183)        (3,254,975)
Investment income......................       739,689         530,327              7,154
Minority Interest in Loss of
  Subsidiary...........................        71,007              --                 --
                                         ------------    ------------        -----------
          Net loss.....................  $(18,679,288)   $(20,857,856)       $(3,247,821)
                                         ============    ============        ===========

     Net Revenues. Net revenues were $9,618,881 for the year ended December 31, 2000 and $10,658,408 for the year ended December 1999. Bigstar recognized $1,862,452 in advertising and promotional revenues, including $235,000 of barter revenues, for the year ended December 31, 2000 compared to advertising and promotional revenues of $1,859,120 for the year ended December 31, 1999, of which $925,000 were for barter transactions. Net revenues reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues beginning in the second quarter of 1999. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and promotions. For the years ended December 31, 2000 and December 31, 1999, revenues include sales to customers who used $1,275,880 and $2,693,793, respectively of coupons for discounts on their purchases of filmed entertainment products. In accordance with EITF Issue 00-14, "Accounting for Certain Sales Incentives" revenues for the years ended December 31, 2000 and December 31, 1999 are net of these costs. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The decrease in sales of filmed entertainment products for the year ended December 31, 2000 compared to December 31, 1999 is due to lower unit volumes offset by slightly higher average selling prices. Based upon units shipped, DVDs and videos each accounted for approximately 50% of filmed entertainment products sold for the year ended December 31, 2000 and approximately 49% and 51%, respectively, for the year ended December 31, 1999. Due to the higher selling prices of DVDs, compared to videos, revenue from DVD sales was approximately 61%, compared to 39% for videos, for the year ended December 31, 2000 and 56%, compared to 44% for videos, for the year ended December 31, 1999. The Company began generating advertising and promotional revenues in the second quarter of 1999. Accordingly, advertising and promotional revenues reflect the impact of a full year of revenues for the year ended December 31, 2000 versus only nine months of revenues for the year ended December 31, 1999, offset by generally lower rates for the year ended December 31, 2000.

     Net revenues were $10,658,408 for the year ended December 31, 1999 and $789,107 for the period from March 2, 1998 (date of inception) to December 31, 1998. BigStar recognized $1,859,120 in advertising and promotional revenues, including $925,000 of barter revenues, for the year ended December 31, 1999. There were no advertising and promotional revenues generated for the period from March 2, 1998 (date of inception) to December 31, 1998. Net revenues reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues beginning in the second quarter of 1999. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and promotions. Until November 1998, sales of filmed entertainment products consisted primarily of videos. Beginning in November 1998, we commenced selling DVDs. Sales of DVDs for the period from March 2, 1998 (date of inception) to December 31, 1998 were not material. For the year ended December 31, 1999 revenues also include sales to customers who used $2,693,793 of coupons for discounts on their purchases of filmed entertainment products. In accordance with EITF Issue 00-14, "Accounting for Certain Sales Incentives" revenues for the years ended December 31, 1999 are net these costs. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

     Based upon units shipped, DVDs and videos accounted for approximately 49% and 51%, respectively, of filmed entertainment products sold for the year ended December 31, 1999. Due to the higher selling prices of DVDs, compared to videos, revenue from DVD sales was approximately 56%, compared to 44% for videos, for the year ended December 31, 1999.

     BigStar added approximately 150,000 new customers during the year ended December 31, 2000 compared to approximately 225,000 new customers for the year ended December 31, 1999 and approximately 24,000 new customers for the period from March 2, 1998 (date of inception) to December 31, 1998. Total orders decreased to approximately 355,000 during the year ended December 31, 2000 from 485,000 for the year ended December 31, 1999. There were approximately 26,000 orders for the period from March 2, 1998 (date of inception) to December 31, 1998.

     We are unable to anticipate future orders or the acquisition of additional customers due to the changing dynamics of online retailing. Customer orders and customer acquisitions have traditionally been dependent on marketing and promotional programs. During the year ended December 31, 2000 the Company significantly reduced its sales and marketing activities. No significant spending for marketing and promotional programs is anticipated for the year ended December 31, 2001 which could result in the continuing of our downward trend of acquiring new customers and orders. In addition, the Company revised its pricing policies during the year ended December 31, 2000 in order to achieve higher gross margins on sales of filmed entertainment products which could also impact the level of customer orders and customer acquisitions prospectively.

     Cost of Revenues. For the year ended December 31, 2000, cost of revenues were $8,086,739 resulting in a gross profit of $1,532,142 and a gross profit margin of 15.9% compared to cost of revenues of $11,896,630 for the year ended December 31, 1999, resulting in a loss on product sales of $1,238,222. Cost of revenues includes the cost of the filmed entertainment, as well as outbound shipping and handling costs. There are no charges in cost of revenues related to advertising and promotional revenues since such related costs are not material. Personnel costs related to advertising and promotional revenues are included in sales and marketing expenses, the primary responsibility of such individuals. The costs of serving advertising and promotional revenues placements are included in website and software development expenses which includes all site related costs. In accordance with EITF Issue 00-14 "Accounting for Certain Sales Incentives", the cost of revenues for the year ended December 31, 2000 includes approximately $234,000 in promotional items and the cost of revenues for the year ended December 31, 1999 includes approximately $1,673,000 in promotional items. Previously the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The increase in the gross margin for the year ended December 31, 2000 compared to the year ended December 31, 1999 is selling prices on filmed entertainment products that reflect smaller discounts from their suggested retail prices and lower shipping and handling costs as a percentage of selling prices. The higher gross margins earned from sales of videos were partially offset by the lower gross margins from sales of DVDs, which are typically sold at deeper discounts to their suggested retail price.

     For the year ended December 31, 1999, cost of revenues were $11,896,630 compared to a cost of revenues of $969,443 for the period from March 2, 1998 (date of inception) to December 31, 1998, resulting in a loss on product sales of $1,238,222 compared to a loss on product sales of $180,336 for the period from March 2, 1998 (date of inception) to December 31, 1998. Cost of revenues for the period from March 2, 1998 (date of inception) to December 31, 1998 includes approximately $255,000 in promotional items. The increase in the loss on product sales for the year ended December 31, 1999 compared to the period from March 2, 1998 (date of inception) to December 31, 1998 is attributable to the higher distribution of promotional items offset by higher advertising and promotional revenues, as well as selling prices on filmed entertainment products reflecting smaller discounts from their suggested retail prices and lower shipping and handling costs as a percentage of selling prices. The higher gross margins earned from sales of videos were partially offset by the lower gross margins from sales of DVDs, which are typically sold at deeper discounts to their suggested retail price.

     Sales and marketing expenses. For the years ended December 31, 2000, sales and marketing expenses were $6,705,376 compared to $11,226,114 for the year ended December 31, 1999. Sales and marketing expenses consist primarily of payments related to advertising, promotional and marketing programs, as well as related personnel costs. Advertising expenses were $4,575,407 for the year ended December 31, 2000 of which offline advertising was $2,160,808 compared with $9,599,754 for the year ended December 31, 1999, of which $3,277,280 related to offline advertising. The lower sales and marketing expenses for the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily reflects the reduction of sales and marketing programs, as well as the reduction in sales and marketing personnel.

     For the year ended December 31, 1999 sales and marketing expenses were, $11,226,114 compared to $1,212,075 for the period from March 2, 1998 (date of inception) to December 31, 1998. The increase in sales and marketing expenses relates to an increase in advertising expenses to $9,599,754 of which $3,277,280 related to offline advertising as well as additional sales and marketing personnel.

     Web site and software development expenses. For the year ended December 31, 2000, web site and software development expenses were $9,409,243 compared to $4,968,840 and $970,594 for the year ended December 31, 1999 and for the period from March 2, 1998 (date of inception) to December 31, 1998, respectively.

     Web site and software development expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites. The costs for web site and software development personnel totaled $4,462,326 for the year ended December 31, 2000, compared to $3,811,556 and $812,659 for the year ended December 31, 1999 and for the period from March 2, 1998 (date of inception) to December 31, 1998, respectively. The period-to-period increases were primarily due to additional development personnel to enhance the website's functionality and features. These expenses also include the costs of systems and telecommunication services of $2,524,455 for the year ended December 31, 2000 compared to $755,655 for the year ended December 31, 1999 and $81,640 for the period from March 2, 1998 (date of inception) to December 31, 1998. The increase for the year-ended December 31, 2000, compared to the year ended December 31, 1999 relates to a full year of depreciation and amortization of computer equipment and software. Website and software development expense also include third party production and content costs of $815,247 for the year ended December 31, 2000 compared to $293,429 and $130,900 for the year ended December 31,1999 and for the period from March 2, 1998 (date of inception) to December 31, 1998, respectively. The increase for year ended December 31, 2000 compared to the year ended December 31, 1999 is primarily attributable to the production costs of "The BigStar Show" which has since been cancelled.

     In addition, during the year ended December 31, 2000, the Company capitalized $1,758,107 for the development of direct marketing and internal use software that was disposed of, net of amortization, along with related computer equipment, when the assets of the Company's direct marketing division were sold in December 2000. The loss on the sale of assets of $952,616 is also included in Web site and software development expenses.

     General and administrative expenses. General and administrative expenses were $4,907,507 for the year ended December 31, 2000, compared to $3,955,007 for the year ended December 31, 1999 and $891,970 for the period March 2, 1998 (date of inception) to December 31, 1998.

     General and administrative expenses include personnel costs and related expenses for executive, accounting and administrative personnel, of $1,715,394 for the year ended December 31, 2000, $1,890,391 for the year ended December 31, 1999 and $355,697 for the period from March 2, 1998 (date of inception) to December 31, 1998.

     The increases in general and administrative expenses for years ended December 31, 2000 and December 31, 1999 and for the period March 2, 1998 (date of inception) to December 31, 1998 are primarily due to increased personnel costs, including occupancy expenses, as a result of the increased headcount as well as higher professional fees.

     Investment income, net. The investment income of $739,689 and $530,327 for the years ended December 31, 2000 and December 31, 1999, respectively, consisted entirely of earnings on investments in short-term securities, primarily money market funds. During the period from March 2, 1998 (date of inception) to December 31, 1998, investment income consisted of interest on the company's cash on deposit at commercial banks. The investment income is substantially higher for the year ended December 31, 2000 compared to the year ended December 31, 1999 because the net investable proceeds from the Company's August 1999 initial public offering and December 1999 private placement were available for the entire year net of amounts used to fund operating losses. Similarly, the investment income is substantially higher for the year ended December 31, 1999 compare to the period from March 2, 1998 (date of inception) through December 31, 1998 because of the sale of over $40,000,000 in capital stock in 1999 compared with approximately $2,400,000 in 1998 and the timing of such sales.

     Minority Interest. On January 15, 2000, the Company sold 50 shares of common stock in its Advaya subsidiary to an investor for proceeds of $250,000. During the quarter ended September 30, 2000, the Company repurchased from the investor the 50 shares for $250,000. In addition, as part of the development of the Advaya direct marketing software, a contractor received 50 restricted shares of Advaya stock. The restrictions were removed monthly based upon certain performance and support milestones. The Company valued those shares at $250,000 and capitalized their cost as part of the software development costs which were written-off when the software and related equipment was sold in December 2000.

     Net loss. BigStar's net loss was $18,679,288 for the year ended December 31, 2000 compared to a net loss of $20,857,856 for the year ended December 31, 1999 and a net loss of $3,247,821 for the period from March 2, 1998 (date of inception) to December 31, 1998. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this net operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operating cash requirements primarily through sales of our common stock. Prior to our initial public offering, we raised net proceeds of approximately $14,045,724 through the sale of 5,848,700 shares of common stock and the exercise of 193,612 warrants. In August 1999, we completed our initial public offering of 2,500,000 shares of common stock resulting in proceeds to BigStar of $22,008,918, net of an underwriting discount of $1,750,000 and other offering expenses of $1,241,082 that primarily related to legal and printing costs. In December 1999, we entered into a strategic relationship with ValueVision. As part of this agreement, ValueVision invested $10,000,000 in BigStar by purchasing 1,428,571 shares of our common stock. During the year ended December 31, 2000 the Company received approximately $300,000 from the exercise of stock options and warrants.

     Net cash used in operating activities for the year-ended December 31, 2000 was $17,687,155 which was primarily due to our net loss of $18,679,288. The cash requirements associated with the loss were reduced by non-cash, depreciation and amortization of $1,513,883, the loss on disposal of assets of $1,289,431 and non-cash stock options and warrant expenses of $810,441 as well as by the decreases in net accounts receivable of $861,806 offset by the decrease in accounts payable and accrued expenses of $4,309,910. For December 31, 1999, our net cash used in operating activities was $17,411,907 primarily due to our net loss of $20,857,856. The cash requirements associated with the loss were reduced by an increase in accounts payable and accrued expenses of $4,738,771, the availability of $453,000 held in escrow from a private placement that was initiated in 1998, as well as depreciation and amortization of $387,316 and non-cash stock options and warrant expenses of $324,199, which is the result of the issuance of options and warrants to purchase 619,269 shares of common stock to consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 19,400 shares in exchange for occupancy services. These sources of cash flows were offset by the increase in accounts receivable of $1,083,333, an increase in prepaid and other current assets of $866,133, and an increase in other assets of $468,459. During 1998, net cash used in operating activities was $1,727,702 and was primarily due to our net loss of $3,247,821, offset by an increase in accounts payable and accrued expenses of $1,820,587. In addition, during 1998 we recognized $192,156 of non-cash expenses, which was the result of the issuance of options and warrants to purchase 507,562 shares of common stock to consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 184,300 shares of common stock in exchange for marketing, advertising and occupancy services.

     At December 31, 2000, the Company had working capital of $3,944,952 compared to working capital of $20,271,050 as of December 31, 1999. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses offset by a reduction in accounts payable and accrued expenses. The decreases in accounts payable and accrued expenses reflect the reduction in filmed entertainment and related fulfillment purchases due to lower product sales as well as significantly lower marketing liabilities.

     Net proceeds used in investing activities of $5,628,358 for the year ended December 31, 2000 related to the redemption of $6,945,000 in investment securities, cash proceeds from the sale of the direct marketing assets for $300,000, less the purchase of $1,616,642 in computer equipment and related software. The net cash used for investing activities of $9,036,113 for the year-ended December 31, 1999 related to the purchase of $6,847,822 in investment securities and $2,188,291 in computer equipment and related software while the net cash used for investing activities of $470,342 for the period from March 2, 1998 (date of inception) through December 31, 1998 was used primarily for purchases of computer equipment and related software.

     We currently have agreements with our principal suppliers under which our total credit availability is in excess of $4,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days. Subsequent to December 31, 2000 a supplier was issued a standby letter of credit for $200,000 that expires in July 2001.

     At December 31, 2000, our principal commitments consisted of obligations under non-cancelable operating leases for real estate and office equipment, as well as for advertising and content licensing under cancelable agreements. There were no remaining minimum amounts payable under the advertising and licensing agreements. The minimum amounts payable under non-cancelable agreements was approximately $525,000.

     We have no material commitments for capital expenditures and do not anticipate any significant future purchases for hardware and related software for enhancements of our web sites during the next 12 months. We expect to fund any expenditures from existing resources. We do not believe that our existing cash and cash equivalent and short-term investments will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the caption titled "Item 1. Business -- Risk Factors." Specifically, we have received a qualified opinion from our independent public accounts for our consolidated financial statements for the year ended December 31, 2000 because there is substantial doubt over our ability to fund and continue operating the company over the next 12 months. We believe that we will require additional financing within this time frame but cannot be certain that such additional funding, if needed, will be available on terms acceptable to us or at all. We do not currently use derivative financial instruments.

SEASONALITY AND REVENUE FLUCTUATIONS

     BigStar's limited operating history makes it difficult to ascertain the effects of seasonality on our business other than the holiday increases generally experienced by most retailers. Any seasonal fluctuations in sales of filmed entertainment products may affect our sales. Fluctuations in revenue also may result from the timing of hit releases on video and/or DVD.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. SOP 98-1 also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. BigStar adopted SOP 98-1 in 1999 and capitalized $564,805 related to internally developed website software in 1999.

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101B, did not have an effect on our financial position, results of operations, or cash flows.

     In January 2000, the Emerging Issue Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions," which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold as a cash transaction. Because the Company's barter contracts generally have the same rates as its cash denominated contracts, there was not a material impact from the adoption of EITF Issue 99-17.

     In March 2000, the EITF reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") which provides guidance on when to capitalize versus expense costs incurred to develop a web site. EITF 00-2 is effective for web site development costs in quarters beginning after June 30, 2000. The adoption of EITF 00-2 did not have a material impact on the Company's consolidation financial position or results of operations.

     In May 2000 the Company adopted Emerging Issues Task Force issue 00-14 "Accounting for Certain Sales Incentives" which specified the accounting for and classification of coupons and promotional items. Adoption of these provisions is required for financial statements for periods after May 18, 2000. Accordingly, the cost of coupons redeemed by consumers are deducted in the determination of net sales and the cost of promotional items distributed to customers with purchases are included in cost of revenues. Previously, these costs were included in sales and marketing expenses. Accordingly, the financial statements for prior periods presented have been reclassified to conform to the current period's classifications.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Interest Rate Risk

     We are exposed to changes in interest rates primarily from our short-term investments in money market fund and commercial paper. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire yield curve would not materially affect the fair value of interest-sensitive financial instruments at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are included in this Form 10-K report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein will be reported in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001, and is incorporated herein by reference.

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

     Based on a review of such timely filed forms received by us and representations by persons that would be required to file such forms, BigStar believes that all required filings by current executive officers and directors have been timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein will be reported in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein will be reported in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein will be reported in our Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements as of December 31, 2000 and 1999 and the three years ended December 31, 2000 together with Auditors' Report. See page F-1.

          (F) Financial Statement Schedule. See page S-1.

          (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT
NUMBER                 DESCRIPTION AND METHOD OF FILING
- -------                --------------------------------
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

- ---------------
* Incorporated by reference to BigStar's registration statement on Form S-1, Registration No. 333-77963.

     (b) No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

     The undersigned officers and directors of BigStar Entertainment, Inc. hereby constitute and appoint David Friedensohn, with full power to act of substitution and resubstitution, our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 2nd day of April 2001.

                                          BIGSTAR ENTERTAINMENT, INC.

                                          By: /s/ DAVID FRIEDENSOHN
                                            ------------------------------------
                                            David Friedensohn
                                            Chief Executive Officer and
                                            Chairman of the Board and
                                            Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                 TITLE OF CAPACITIES                      DATE
                     ---------                                 -------------------                      ----
               /s/ DAVID FRIEDENSOHN                 Chief Executive Officer and Chairman of           April 2, 2001
 ------------------------------------------------      the Board
                 David Friedensohn

              /s/ I. MARTIN POMPADUR                 Director                                          April 2, 2001
 ------------------------------------------------
                I. Martin Pompadur

                 /s/ JEFF SOINSKI                    Director                                          April 2, 2001
 ------------------------------------------------
                   Jeff Soinski

                 /s/ DANIEL WOODS                    Director                                          April 2, 2001
 ------------------------------------------------
                   Daniel Woods

                                     INDEX

                                                                 PAGE
                                                              ----------
FINANCIAL STATEMENTS:
  Report of Independent Public Accountants..................         F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................         F-3
  Consolidated Statements of Operations for the Years Ended
     December 31, 2000 and 1999 and for the Period from
     March 2, 1998 (date of inception) to December 31,
     1998...................................................         F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the Years Ended December 31, 2000 and 1999 and for
     the Period from March 2, 1998 (date of inception) to
     December 31, 1998......................................         F-5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999 and for the Period from
     March 2, 1998 (date of inception) to December 31,
     1998...................................................         F-6
Notes to Consolidated Financial Statements..................  F-7 - F-22
Report of Independent Public Accountants....................         S-1
Schedule II-Valuation and Qualifying Accounts...............         S-2

Note: All other financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BigStar Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of BigStar Entertainment, Inc. (a Delaware corporation) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BigStar Entertainment, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cashflow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Arthur Andersen LLP
New York, New York
March 22, 2001

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
                                          ASSETS
ASSETS:
  Current assets --
     Cash and cash equivalents..............................  $  5,373,100    $ 17,422,817
     Accounts receivable, net of allowance of $190,000 and
       $20,000 as of December 31, 2000 and 1999,
       respectively.........................................       267,648       1,129,454
     Short-term investments.................................            --       6,902,234
     Prepaid expenses and other current assets..............       565,655       1,387,903
                                                              ------------    ------------
          Total current assets..............................     6,206,403      26,842,408
Property and equipment, net.................................     1,228,709       2,253,109
Other assets................................................       126,290         756,546
                                                              ------------    ------------
          Total assets......................................  $  7,561,402    $ 29,852,063
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Current liabilities --
     Accounts payable.......................................  $  1,359,470    $  3,729,806
     Accrued expenses.......................................       692,740       2,146,552
     Accrued payroll costs..................................       209,241         695,000
                                                              ------------    ------------
          Total current liabilities.........................     2,261,451       6,571,358
                                                              ------------    ------------
Minority Interest...........................................       178,993              --
Commitments and Contingencies (Note 8)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding at
     December 31, 2000 and 1999, respectively...............            --              --
  Common stock, $.001 par value; 40,000,000 shares
     authorized; 10,187,445 and 10,032,506 issued and
     9,384,687 and 10,832,506 outstanding at December 31,
     2000 and 1999, respectively............................        10,187          10,032
  Treasury stock (802,758 shares, at cost)..................       (24,083)             --
  Additional paid-in capital................................    47,919,819      47,885,409
  Deferred compensation.....................................            --        (509,059)
  Accumulated deficit.......................................   (42,784,965)    (24,105,677)
                                                              ------------    ------------
          Total stockholders' equity........................     5,120,958      23,280,705
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $  7,561,402    $ 29,852,063
                                                              ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   MARCH 2, 1998
                                                YEAR ENDED      YEAR ENDED     (DATE OF INCEPTION) TO
                                               DECEMBER 31,    DECEMBER 31,         DECEMBER 31,
                                                   2000            1999                 1998
                                               ------------    ------------    ----------------------
Net product sales............................  $  7,756,429    $  8,799,288         $   789,107
Advertising and promotional revenues.........     1,862,452       1,859,120                  --
                                               ------------    ------------         -----------
          Net revenues.......................     9,618,881      10,658,408             789,107
Cost of revenues.............................     8,086,739      11,896,630             969,443
                                               ------------    ------------         -----------
          Gross profit.......................     1,532,142      (1,238,222)           (180,336)
                                               ------------    ------------         -----------
Operating Expenses:
  Sales and marketing........................     6,705,376      11,226,114           1,212,075
  Web site and software development..........     9,409,243       4,968,840             970,594
  General and administrative.................     4,907,507       3,955,007             891,970
                                               ------------    ------------         -----------
          Total operating expenses...........    21,022,126      20,149,961           3,074,639
                                               ------------    ------------         -----------
          Loss from operations...............   (19,489,984)    (21,388,183)         (3,254,975)
Investment Income............................       739,689         530,327               7,154
Minority Interest in loss of subsidiary......        71,007              --                  --
                                               ------------    ------------         -----------
          Net loss...........................  $(18,679,288)   $(20,857,856)        $(3,247,821)
                                               ============    ============         ===========
Per Share Information:
  Net loss per share -- Basic and diluted....  $      (1.84)   $      (3.18)        $     (1.25)
                                               ============    ============         ===========
  Weighted average common shares
     outstanding -- Basic and diluted........    10,162,951       6,567,504           2,602,784
                                               ============    ============         ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999
   AND THE PERIOD FROM MARCH 2, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

                                     COMMON STOCK       ADDITIONAL
                                 --------------------     PAID-IN     SUBSCRIBED   TREASURY     DEFERRED     ACCUMULATED
                                   SHARES     AMOUNT      CAPITAL       STOCK       STOCK     COMPENSATION     DEFICIT
                                 ----------   -------   -----------   ----------   --------   ------------   ------------
Balance, March 2, 1998
  (inception)..................          --   $    --   $        --   $      --    $     --    $      --     $         --
  Issuance of common stock and
    warrants...................   2,899,117     2,899     1,955,409          --          --           --               --
  Subscribed stock.............          --        --            --     453,000          --           --
  Issuance of stock options and
    warrants...................          --        --       192,156          --          --           --               --
  Deferred employee stock
    option compensation........          --        --        64,414          --          --      (64,414)              --
  Exercise of warrants.........     123,190       123       149,737          --          --           --               --
  Net loss.....................          --        --            --          --          --           --       (3,247,821)
                                 ----------   -------   -----------   ---------    --------    ---------     ------------
Balance, December 31, 1998.....   3,022,307     3,022     2,361,716     453,000          --      (64,414)      (3,247,821)
  Issuance of common stock and
    warrants...................   7,010,199     7,010    43,953,703          --          --           --               --
  Issuance of subscribed
    Stock......................          --        --            --    (453,000)         --           --               --
  Issuance of stock options and
    warrants...................          --        --       968,827          --          --           --               --
  Deferred stock option and
    warrants costs.............          --        --       601,163          --          --     (601,163)              --
  Amortization of deferred
    stock option
    compensation...............          --        --            --          --          --      156,518               --
  Net loss.....................          --        --            --          --          --           --      (20,857,856)
                                 ----------   -------   -----------   ---------    --------    ---------     ------------
Balance, December 31, 1999.....  10,032,506    10,032    47,885,409          --          --     (509,059)     (24,105,677)
  Issuance of common stock.....     154,939       155       333,008          --          --           --               --
  Issuance of stock options and
    warrants, net of
    forfeitures................          --        --      (298,598)         --          --      509,059               --
  Purchase of treasury stock...          --        --            --          --     (24,083)          --               --
  Net loss.....................          --        --            --          --          --           --      (18,679,288)
                                 ----------   -------   -----------   ---------    --------    ---------     ------------
Balance, December 31, 2000.....  10,187,445   $10,187   $47,919,819   $      --    $(24,083)   $      --     $(42,784,965)
                                 ==========   =======   ===========   =========    ========    =========     ============

                                      TOTAL
                                  STOCKHOLDERS'
                                 EQUITY (DEFICIT)
                                 ----------------
Balance, March 2, 1998
  (inception)..................    $         --
  Issuance of common stock and
    warrants...................       1,958,308
  Subscribed stock.............         453,000
  Issuance of stock options and
    warrants...................         192,156
  Deferred employee stock
    option compensation........              --
  Exercise of warrants.........         149,860
  Net loss.....................      (3,247,821)
                                   ------------
Balance, December 31, 1998.....        (494,497)
  Issuance of common stock and
    warrants...................      43,960,713
  Issuance of subscribed
    Stock......................        (453,000)
  Issuance of stock options and
    warrants...................         968,827
  Deferred stock option and
    warrants costs.............              --
  Amortization of deferred
    stock option
    compensation...............         156,518
  Net loss.....................     (20,857,856)
                                   ------------
Balance, December 31, 1999.....      23,280,705
  Issuance of common stock.....         333,163
  Issuance of stock options and
    warrants, net of
    forfeitures................         210,461
  Purchase of treasury stock...         (24,083)
  Net loss.....................     (18,679,288)
                                   ------------
Balance, December 31, 2000.....    $  5,120,958
                                   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      MARCH 2, 1998
                                                         YEAR ENDED     YEAR ENDED    (INCEPTION) TO
                                                        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                            2000           1999            1998
                                                        ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $(18,679,288)  $(20,857,856)   $(3,247,821)
  Adjustments to reconcile net loss to net cash used
     in operating activities --
     Depreciation and amortization....................     1,513,883        387,316         30,208
     Minority Interest Loss...........................       (71,007)            --             --
     Allowance for doubtful accounts..................       170,000         15,000          5,000
     Noncash common stock option and warrant
       expenses.......................................       810,441        324,199        192,156
     Loss on disposal of assets.......................     1,289,431             --             --
     Amortization of investment discount..............       (42,766)       (54,412)            --
  Changes in assets and liabilities --
     Cash held in escrow..............................            --        453,000       (453,000)
     Accounts receivable..............................       691,806     (1,083,333)       (66,121)
     Prepaid expenses and other current assets........        11,785       (866,133)        (8,711)
     Other assets and noncurrent assets...............       628,470       (468,459)            --
     Accounts payable, accrued expenses and payroll
       costs..........................................    (4,309,910)     4,738,771      1,820,587
                                                        ------------   ------------    -----------
          Net cash used in operating activities.......   (17,987,155)   (17,411,907)    (1,727,702)
                                                        ------------   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................    (1,616,642)    (2,188,291)      (470,342)
  (Purchase) and redemption of investments............     6,945,000     (6,847,822)            --
  Proceeds from sale of assets........................       300,000             --             --
                                                        ------------   ------------    -----------
          Net cash provided by (used in) investing
            activities................................     5,628,358     (9,036,113)      (470,342)
                                                        ------------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..............       333,163     43,960,713      2,108,168
  Treasury Stock......................................       (24,083)            --             --
  Proceeds from private placement pending closing.....            --       (453,000)       453,000
                                                        ------------   ------------    -----------
          Net cash provided by financing activities...       309,080     43,507,713      2,561,168
                                                        ------------   ------------    -----------
          Net (decrease) increase in cash and cash
            equivalents...............................   (12,049,717)    17,059,693        363,124
Cash and Cash Equivalents, beginning of year..........    17,422,817        363,124             --
                                                        ------------   ------------    -----------
Cash and Cash Equivalents, end of year................  $  5,373,100   $ 17,422,817    $   363,124
                                                        ============   ============    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITIES:
Value of options and warrants issued for future
  services............................................  $     31,145   $    801,146    $        --
                                                        ============   ============    ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     BigStar Entertainment, Inc. (the "Company") is an online direct marketer of filmed entertainment products and operates bigstar.com. The Company offers approximately 45,000 filmed entertainment products, including feature films, childrens' movies and educational, health and fitness, and instructional videos.

     bigstar.com's extensive content includes movie trailers and feature films that the user can stream and view on their computer. The user information provided during visits to the Company's site allows the Company to effectively market directly to consumers.

     The Company operates in the online retail industry which is new, rapidly evolving and intensely competitive. The Company competes primarily with traditional retail outlets and other entities that maintain similar commercial web sites.

     The Company has incurred net losses from operations and negative cash flow from operations for the years ended December 31, 2000 and 1999 and for the period from March 2, 1998 (date of inception) through December 31, 1998. In addition, the Company has projected a net loss from operations and negative cash flows from operations for the year ended December 31, 2001. Management is currently developing a plan to mitigate the effects of the operating and cash flow losses, which includes the exploration of strategic alternatives and a cost-cutting program.

     As a result of operating losses incurred by the Company's businesses for the year ended December 31, 2000, the significant decline in market value of Internet-based companies, and the difficulty in raising additional capital for such companies, the Company and its financial advisors reviewed the recoverability of the amounts invested and projected to be invested into its direct marketing division, Advaya, and determined that a sale of the assets of the division was in the best interests of the Company's stockholders. Accordingly, the assets related to this business were sold in December 2000 at a loss of $952,616.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. Included in the balance at December 31, 2000 is a certificate of deposit for $180,600 securing a letter of credit issued in connection with the Company's facility lease (Note
8).

  Investments

     All investments with a maturity greater than three months are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At December 31, 2000, the Company had no investments with a maturity greater than three months. The carrying amounts and estimated fair values of the Company's investments at December 31, 1999 were as follows:

                                                                        1999
                                                              -------------------------
                                                               CARRYING     FAIR MARKET
                                                                AMOUNT         VALUE
                                                              ----------    -----------
Commercial Paper............................................  $3,905,381    $3,883,416
Auction Rate Securities.....................................   2,000,000     2,000,000
Certificate of Deposit......................................     996,853       994,510
                                                              ----------    ----------
          Total.............................................  $6,902,234    $6,877,926
                                                              ==========    ==========

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

     Fair values of short-term investments are based upon quoted market prices and approximate their carrying value due to their short-term maturities. All of the Company's investments have a maturity of less than one year from the date of purchase. No charge has been recorded in the accompanying consolidated statements of operations for the year ended December 31, 1999 for the unrealized loss of $24,308.

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

  Revenue Recognition

     Revenue consists of sales of filmed entertainment in popular formats, primarily videos, and DVDs, over the Company's web site and online advertising and promotional revenues. The Company recognizes revenue from its web site when the products are shipped to customers and when advertisements and promotional items are served and marketing promotions delivered. Outbound shipping and handling charges are also included in net product sales. In accordance with Emerging Issues Task Force ("EITF") Issue 00-14 "Accounting For Certain Sales Incentives", ("EITF 00-14") for the years ended December 31, 2000 and December 31, 1999 revenues are net of sales to customers who used $1,275,880 and $2,693,793 respectively, of coupons for discounts on their purchases of filmed entertainment products. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The Company did not utilize coupons for the year ended December 31, 1998. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical return experience.

     For the year ended December 31, 2000 and December 31, 1999, net revenues included barter revenues representing 2.4% and 8.7%, respectively. The Company places an advertisement on its customers' Web sites in exchange for placing its customers' advertisements on the BigStar Web site. Revenues from these transactions are based upon the Company's "cost per thousand impressions", utilized in similar cash transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. No barter revenues were recorded for the period from March 2, 1998 (date of inception) to December 31, 1998. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying consolidated statements of operations.

  Cost of Revenues

     Cost of revenues includes the cost of the filmed entertainment product, as well as shipping and handling costs and the cost of promotional items distributed to customers with purchases. In accordance with EITF 00-14, the cost of revenues for the years ended December 31, 2000, December 31, 1999, and the period from March 2, 1998 (date of inception) to December 31, 1998 include $234,229, $1,673,204 and $255,000, respectively in promotional items. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

  Dependence on Supplier

     The Company's providers of filmed entertainment and related order fulfillment services are Valley Media, Inc. and Baker & Taylor Entertainment ("B&T") from whom the Company obtained substantially all of its inventory and in 2000, 1999 and 1998. The Company has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing fulfillment relationships. There can be no assurance that the Company will maintain its relationships with Valley Media and B&T beyond the terms of its existing agreement. Further, should the Company's relationship with Valley Media or B&T terminate unexpectedly, it may not be able to find an alternative, comparable vendor capable of providing fulfillment services on satisfactory terms to the Company and, therefore, there may be an adverse effect on the Company's results of operations.

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

     During the year-end December 31, 2000, the Company initially capitalized certain external direct costs related to the development of its direct marketing software. These assets were later sold in connection with the sale of the Company's subsidiary's assets. For the year ended December 31, 1999, the Company capitalized certain external direct costs related to increased functionality of its web site, which are being amortized on a straight-line basis over the related useful life of two years (Note 3). All costs incurred for upgrades, maintenance, and enhancements, which did not result in additional functionality, were expensed.

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

  Accounting for Long-Lived Assets

     The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 2000.

  Income Taxes

     The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying consolidated financial statements.

  Advertising Expense

     Advertising costs are expensed as incurred. Advertising expenses include the costs of online, as well as traditional media. Advertising expenses were approximately $4,575,000, $9,600,000 and $959,000 for the years ended December 31, 2000 and 1999, and for the period from March 2, 1998 (date of inception) to December 31, 1998, respectively.

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

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

  Basic and Diluted Net Loss Per Common Share

     The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the years ended December 31, 2000, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998, does not include the impact of 2,374,619, 2,837,231 and 951,434 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

  Comprehensive Income (Loss)

     The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2000 and 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

  New Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative instruments and Hedging Activities, which was issued in June 1998 and established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The implementation of SFAS No. 133 will not have a material impact on the Company's consolidated results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The adoption of SAB 101, as amended by SAB 101B, did not have an effect on the Company's consolidated financial position, results of operations, or cash flows.

     In January 2000, the EITF reached a consensus on Issue 99-17, "Accounting for Advertising Barter Transactions," which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 must be accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold as a cash transaction. Because the Company's barter contracts generally have the same rates as its cash denominated contracts, there was no material impact from the adoption of EITF Issue 99-17.

     In March 2000, the EITF reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") which provides guidance on when to capitalize versus expense costs incurred to develop a web site. EITF 00-2 is effective for web site development costs in quarters beginning after June 30, 2000. The adoption of EITF 00-2 did not have a material impact on the Company's consolidated financial position or results of operations.

     In May 2000 the Company adopted EITF Issue 00-14 "Accounting for Certain Sales Incentives" which specified the accounting for and classification of coupons and promotional items. Adoption of these provisions was required for financial statements for periods after May 18, 2000. Accordingly, the cost of coupons redeemed by consumers are deducted in the determination of net sales and the cost of promotional items distributed to customers with purchase are included in cost of revenues. Previously, these costs were included in sales and marketing expenses. Accordingly, the consolidated financial statements for prior periods presented have been reclassified to conform to the current period's classification.

  Reclassification

     Certain amounts in the prior period's consolidated financial statements have been reclassified for comparative purposes to conform to the current period presentation.

2. BUSINESS AND CREDIT CONCENTRATIONS

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of these instruments approximate fair value.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

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

     At December 31, 2000, the Company had net accounts receivable balances of $267,648, of which $186,138 relates to advertising sales and $81,510 is trade receivables.

     No individual customer accounted for greater than 10% of revenues for the years ended December 31, 2000 and 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998. One individual customer accounted for greater than 10% of gross accounts receivable at December 31, 2000. No individual customer accounted for greater than 10% of gross receivables at December 31, 1999.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Computer equipment..........................................  $1,807,159    $1,937,949
Website development costs...................................     385,182       564,805
Office equipment and furniture..............................     181,966       142,521
Leasehold improvements......................................      34,758        25,358
                                                              ----------    ----------
                                                               2,409,065     2,670,633
Less -- Accumulated depreciation and amortization...........   1,180,356       417,524
                                                              ----------    ----------
                                                              $1,228,709    $2,253,109
                                                              ==========    ==========

     Depreciation expense for the years ended December 31, 2000 and 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998 was $1,513,883, $387,316 and $30,208 respectively.

4. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Advertising and promotional costs...........................  $  159,064    $1,432,340
Professional and consulting fees............................     112,473       226,269
Other.......................................................     421,203       487,943
                                                              ----------    ----------
                                                              $  692,740    $2,146,552
                                                              ==========    ==========

     Accrued advertising costs represent the cost of online and traditional media services provided to the Company prior to year end for which the Company was billed subsequent to year end and promotional costs representing the estimated value of coupons distributed prior to year end that are expected to be redeemed during the year ended December 31, 2001.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

5. INCOME TAXES

     No provision for U.S. federal or state income taxes has been recorded for the years ended December 31, 2000 and 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998 as the Company has incurred operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                                   DECEMBER 31
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
Deferred tax assets, net:
  Net operating loss carryforwards.......................  $ 14,110,000    $ 8,195,930
  Allowance for sales returns and bad debt...............        68,000         15,300
  Deferred compensation..................................            --         44,141
  Less -- Valuation allowance............................   (14,178,000)    (8,255,371)
                                                           ------------    -----------
          Deferred tax assets, net.......................  $         --    $        --
                                                           ============    ===========

     Realization of deferred tax assets is dependent upon available future earnings. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for any of the presented periods, as a result of the aforementioned valuation allowance.

     As of December 31, 2000 and 1999, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of $41.5 million and $24.1 million, respectively. There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire through 2020 if not utilized. Under Section 382 of the Internal Revenue Code, these NOLs may be limited due to ownership changes.

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

     From July through October 1998, the Company entered into Stock Purchase Agreements with several investors pursuant to which the Company sold 467,040 shares of its common stock at $2.99 per share for net

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY proceeds of $1,373,200. In addition, warrants to purchase 45,745 shares of the Company's common stock at $2.99 per share, exercisable at any time through December 31, 2002, were issued for investment advisory services. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $12,183.

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

     During April 1999, the Company sold 802,758 shares of common stock to Storie Partners, at a price of $3.73 per share for proceeds of $2,844,904, net of issuance costs of $155,100. The Company also issued a warrant to purchase 116,400 shares of the Company's common stock at $5.15 per share, exercisable at any time prior to April 1, 2003. As such, the Company determined the fair market value of the warrants to be immaterial under the Black-Scholes option pricing model as the warrants were issued at an exercise price that was above the then fair market value of the Company's common stock. In connection with the sale of the common stock, warrants to purchase 69,840 shares of the Company's common stock at $6.45 per share were distributed to the placement agent, First Security Van Kasper. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrants. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $24,322. In December 2000, the Company repurchased the 802,758 shares of common stock from Storie Partners for $24,083.

     In addition, during April 1999, the Company sold an additional 592,018 shares of common stock at a price of $6.19 per share for total proceeds of $3,661,680.

     Included in the offering expenses for the equity financings in February and April 1999 is $310,360 in fees paid to First Security Van Kasper. These fees have been recorded as an offset to the equity proceeds.

     On December 13, 1999 the Company sold 1,428,571 shares of common stock at a price of $7.00 per share to ValueVision International, Inc. ("ValueVision"). The equity investment resulted in net proceeds to the Company of $9,956,141, net of issuance costs of $43,859. Concurrent with the equity investment, the Company and ValueVision entered into a strategic alliance whereby the Company and ValueVision agreed to jointly produce a weekly television show that would feature entertainment news and offer the Company's filmed entertainment products for sale. Subsequent to December 31, 2000, the Company repurchased the 1,428,571 shares of common stock from ValueVision. Both companies also agreed to discontinue their marketing agreement, including the production of "The BigStar Show". (Note 10)

  Employee Stock Purchase Plan

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

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

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

  Stock Split and Reverse Stock Split

     On May 3, 1999, the Company enacted a four-for-one stock split of its common stock. On July 6, 1999, the Board of Directors approved a .485-for-one reverse stock split of the Company's common stock effective July 28, 1999. Accordingly, all share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effects of the stock split and the reverse split.

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

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

     On April 20, 1999, the Company issued a warrant to a director of the Company to purchase 24,250 shares of common stock at a price per share of $4.12, exercisable at any time prior to April 20, 2003. The Company determined the fair value of the warrant issued under the Black-Scholes option pricing model to be immaterial.

     During the year ended December 31, 1999, warrants to purchase 70,422 shares of common stock were exercised for net proceeds of $143,666. Additionally, in December 1999, 84,545 warrants were converted into 61,624 shares of common stock. In accordance with the warrant agreement, the warrant holder had the right to initiate a cashless exercise to convert the warrants into shares of common stock in lieu of exchanging cash. The number of shares received was determined by dividing the aggregate fair market value of the shares minus the aggregate exercise price of the warrants by the fair market value of one share. Accordingly, the aggregate par value of the shares issued from the cashless exercise was reclassified from additional paid-in capital to common stock.

     In November 1999, the Company entered into a strategic marketing agreement with the Belamo Corporation ("Belamo"), the owner of the flirt.com website. The strategic marketing agreement involved the exchange of advertising services between the Company and Belamo, as well as the Company providing hosting services to Belamo to provide them a more robust Internet site to benefit the marketing of both organizations. Under the agreement, BigStar issued warrants to Belamo to purchase 175,000 shares of the Company's common stock at $7.94, vesting monthly from January 1, 2000 through December 31, 2001. The Company determined the fair value of the warrants issued using the Black-Scholes Option Pricing Model with an expected life of three years, a risk free interest rate of 5.44%, volatility of 54.5%, a dividend yield of 0% and a fair market value of the Company's common stock of $7.94. The value of $576,324 was capitalized and was amortized over the two-year vesting period of the warrants, which also corresponds to the duration of the strategic marketing agreement. This agreement was terminated subsequent to December 31, 2000. Accordingly all capitalized amounts have been written-off as of December 31, 2000. In addition, the Company received warrants to purchase 599,700 common shares of Belamo at $1.67 per share vesting monthly from January 1, 2000 through December 31, 2001. The Company valued these warrants at $600,000 based upon a third-party appraisal of the Belamo business and the resulting percentage interest in Belamo that the warrants represented. Because Belamo is a private company controlled by its majority shareholder, operating in the competitive internet industry, and the stock has no liquidity, nor is any capital transaction contemplated that would provide liquidity, there remains considerable uncertainty regarding the realizability of these warrants and the Company has recorded a valuation reserve for the asset. Accordingly, the Company will not recognize any income from the vesting of the warrants until such time as it is realized.

     During both the year-ended December 31, 1999, and the period from March 2, 1998 (date of inception) to December 31, 1998, the Company issued warrants to purchase 300,700 and 203,700 shares of common stock, respectively, in lieu of cash payments for specific services that ranged from discrete projects to ongoing consulting services over specified periods. The Company determined the fair value of the warrants was $264,237 and $54,300, respectively, for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998, using the Black-Scholes Option Pricing Model with an expected life that agreed with the warrant term, risk free interest rates of approximately 5%, volatility of either 0%, if the warrant was issued prior to our Initial Public Offering, or based upon our common stock's trading history if the warrant was issued after our Initial Public Offering, a dividend yield of 0%, and a fair market value of the Company's common stock on the date the warrants were issued. The value of the warrants is being amortized as services are provided, which corresponds to the vesting period of the related warrants. In connection with the issuance of these warrants, the Company recorded consulting expenses totaling $39,265 and $54,300, respectively, for the year ended December 31, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

     On January 3, 2000 warrants to purchase 48,500 shares of common stock were exercised for net proceeds of $59,000.

     During the quarter ended June 30, 2000, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $5.50 per share as part of a sales representation agreement. The Company determined the fair value of the warrants issued using the Black-Scholes option pricing model to be approximately $47,000. In October the agreement was cancelled with 6,250 warrants remaining unvested with an unamortized value of approximately $16,000. In addition, at December 31, 2000 the unvested warrants issued to Belamo were also written-off. All previously recorded amounts related to the cancellation of unvested warrants have been revised during 2000.

     The following is a summary of all warrants granted for the years ended December 31, 2000, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998:

                                                           WARRANTS     WEIGHTED AVERAGE
                                                            GRANTED      EXERCISE PRICE
                                                           ---------    ----------------
Outstanding at March 2, 1998.............................         --         $   --
  Granted................................................    491,557           2.19
  Exercised..............................................   (123,190)         (1.22)
  Canceled...............................................         --             --
                                                           ---------         ------
Outstanding at December 31, 1998.........................    368,367         $ 2.52
                                                           =========         ======
  Granted................................................  1,116,341           7.10
  Exercised..............................................   (132,046)         (1.46)
  Canceled...............................................   (202,561)         (4.78)
                                                           ---------         ------
Outstanding at December 31, 1999.........................  1,150,101         $ 6.68
                                                           =========         ======
  Granted................................................     25,000           5.50
  Exercised..............................................    (48,500)         (1.22)
  Canceled...............................................     (6,250)         (5.50)
                                                           ---------         ------
Outstanding at December 31, 2000.........................  1,120,351         $ 6.90
                                                           =========         ======

     As of December 31, 2000 and 1999, the following number of warrants to purchase common stock remain outstanding:

EXERCISE PRICE                                                  2000         1999
- --------------                                                ---------    ---------
$1.22.......................................................         --       48,500
$2.99.......................................................     67,900       67,900
$3.00 - $5.99...............................................    477,401      458,651
$6.00 - $9.99...............................................    301,100      301,100
$10.00 - $22.00.............................................    273,950      273,950
                                                              ---------    ---------
                                                              1,120,351    1,150,101
                                                              =========    =========

  Stock Repurchase Program

     In December 2000, the Company commenced a stock repurchase program. The Company's board of directors originally authorized the repurchase of up to 2,000,000 shares of the Company's common stock. Prior to December 31, 2000, the Company repurchased 802,758 shares of common stock. Subsequent to December 31, 2000, the program was expanded whereby the Company was authorized to repurchase up to a total of 3,000,000 shares.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

7. STOCK OPTION PLANS

     In 1998, the Company adopted the 1998 Stock Option and Incentive Plan ("1998 Plan") pursuant to which an aggregate of 485,000 shares of common stock were reserved for issuance to directors, officers, employees and consultants of the Company. The 1998 Plan provides for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422A of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors.

     The 1998 Plan is administered by the Board of Directors, which has the sole discretion to select the employees, officers and consultants to whom awards are made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1998 Plan. As of December 31, 2000 options to purchase 230,962 shares, of the Company's common stock have been granted and remain outstanding under the 1998 Plan.

     In October 1998, the Company adopted the 1999 Stock Option and Incentive Plan ("1999 Plan") pursuant to which an aggregate of 291,000 shares of common stock were reserved for issuance to directors, officers, employees and consultants of the Company. This number of shares was increased to 970,000 shares in March 1999, 1,455,000 shares in June 1999 and 2,455,000 in April 2000. The 1999 Plan provides for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422A of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors. The 1999 Plan is administered by the Board of Directors, which has the sole discretion to select the employees, officers and consultants to whom awards are made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1999 Plan. Incentive options granted to stockholders who own more than 10% of the outstanding stock of the Company must be issued at 110% of the fair market value of the stock on the date that the options are granted. As of December 31, 2000, 1999 and 1998, options to purchase 1,023,306 1,216,422 and
101,850, respectively, of the Company's common stock have been granted and remain outstanding under the 1999 Plan.

     In light of the decline in the Company's stock price, and in an effort to retain the Company's employee base, the Compensation Committee of the board of directors approved an adjustment to the exercise price for all options held by the Company's employees, including the Company's executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on July 17, 2000, which was $1.00. Options to purchase approximately 992,000 shares of common stock were re-priced. The re-priced options follow the vesting schedule of the original options granted. Beginning in the quarter ended September 30, 2000, these options were subject to variable plan accounting. This accounting requires a charge to income for the vested options when the market price of the Company's stock exceeds $1.00. Because the closing bid price from July 17, 2000 until December 31, 2000 was less than $1.00, there was no charge to operations for these options for the year ended December 31, 2000.

     Had compensation under the 1999 and 1998 Stock Option Plans been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted loss per share would

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY have been changed to the following pro forma amounts for the years ended December 31, 2000, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998:

                                                2000            1999           1998
                                            ------------    ------------    -----------
Net loss, as reported.....................  $(18,679,288)   $(20,857,856)   $(3,247,821)
Net loss, pro forma.......................  $ 19,338,781    $(21,083,084)   $(3,280,574)
Basic and diluted loss per share, as
  reported................................  $      (1.84)   $      (3.18)   $     (1.25)
Basic and diluted loss per share, pro
  forma...................................  $       1.90    $      (3.21)   $     (1.26)

     Stock option activity under the 1999 and 1998 Plans during the periods indicated is as follows:

                                                            OPTIONS     WEIGHTED AVERAGE
                                                            GRANTED      EXERCISE PRICE
                                                           ---------    ----------------
Options outstanding at March 2, 1998.....................         --         $   --
  Granted................................................    583,067           1.56
  Canceled...............................................         --             --
                                                           ---------         ------
Outstanding at December 31, 1998.........................    583,067           1.56
  Granted................................................  1,233,519           4.82
  Canceled...............................................   (129,456)         (4.11)
                                                           ---------         ------
Outstanding at December 31, 1999.........................  1,687,130           3.75
                                                           ---------         ------
  Granted................................................    621,185           2.90
                                                           ---------         ------
  Canceled...............................................   (951,300)         (3.14)
  Exercised..............................................   (102,747)         (2.36)
                                                           ---------         ------
Outstanding at December 31, 2000.........................  1,254,268         $ 1.19
                                                           =========         ======
Exercisable at December 31, 2000.........................    687,821         $ 1.18
                                                           =========         ======

     The fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of four to five years; risk-free interest rate of between 4.25% and 6.1%; expected volatility of 85% and a dividend yield of 0%.

     The weighted average remaining life of the options outstanding at December 31, 2000, 1999 and 1998 is 7.6, 8.9 and 5.7 years, respectively. The weighted average fair value of options granted is $0.80 $1.84 and $1.67, respectively, at December 31, 2000, 1999 and 1998.

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

     For the year ended December 31, 1999, the Company recorded deferred compensation and compensation expense of $408,965 and $74,617 respectively, in connection with the grant of 122,705 options to employees representing the difference between the fair value of the Company's common stock at the date of grant and the exercise price of the related options. Additionally, $40,400 of compensation expense was recognized relating to options granted to employees during 1998. As such, deferred compensation is being amortized over the remaining service period for which the options were granted.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

     During the year ended December 31, 1999, the Company recorded consulting expenses and deferred costs of $128,428 and $192,198, respectively, in connection with the grant of 162,969 options issued to consultants for marketing, web site maintenance, and other services rendered in lieu of cash payments for specific services that ranged from discrete projects to ongoing consulting services over specified periods. The Company determined the fair value of the options was $320,626 using the Black-Scholes Option Pricing Model with an expected life that agreed with the option term, risk free interest rates of approximately 5%, volatility of either 0%, if the option was issued prior to our Initial Public Offering, or based upon our common stock's trading history if the option was issued after our Initial Public Offering, a dividend yield of 0%, and a fair market value of the Company's common stock on the date the options were issued. During 1999 $41,489 of these deferred costs were expensed as the services were provided. The Company will amortize the remaining deferred costs over the vesting period as the services are rendered.

     For the year ended December 31, 2000, the Company recorded no deferred compensation and compensation expense in connection with the grant of options to employees. For the year ended December 31, 1999, the Company recorded deferred compensation and compensation expense of $408,965 and $74,617, respectively, in connection with the grant of 122,705 options to employees representing the difference between the fair value of the Company's common stock at the date of grant and the exercise price of the related options. Additionally, $40,400 of compensation expense was recognized relating to options granted to employees during 1998. At December 31, 2000 no deferred compensation remains.

     During the year ended December 31, 1999, the Company recorded consulting expenses and deferred costs of $128,928 and $192,198, respectively, in connection with the grant of 162,969 options issued to consultants for marketing, web site maintenance, and other services rendered in lieu of cash payments for specific services that ranged from discrete projects to ongoing consulting services over specified periods. The Company determined the fair value of the options was $320,626 using the Black-Scholes Option Pricing Model with an expected life that agreed with the option term, risk free interest rates of approximately 5%, volatility of either 0%, if the option was issued prior to our Initial Public Offering, or based upon our common stock's trading history if the option was issued after our Initial Public Offering, a dividend yield of 0%, and a fair market value of the Company's common stock on the date the options were issued. During the year ended December 31, 2000 these deferred costs were expensed as the services were provided.

8. COMMITMENTS AND CONTINGENCIES

     Effective February 1, 1999, the Company entered into a lease for its facilities, which expires on September 30, 2002. Pursuant to the terms of the lease, the Company entered into a standby Letter of Credit for $180,600 and deposited funds of $180,600 in a certificate of deposit as collateral. In addition, effective July 1, 2000 and August 23, 1999, the Company amended the lease to assume additional space for the duration of the original lease term. The Company's Chief Executive Officer is a partial guarantor of this lease.

     The Company maintains leases on certain equipment. Future minimum obligations under non-cancelable operating leases at December 31, 2000 are as follows:

For the year ending December 31,:
  2001......................................................  $303,313
  2002......................................................   219,103

     Rent expense under its operating lease for the year ended December 31, 2000, 1999 and for the period from March 2, 1998 (date of inception) to December 31, 1998 was $314,539, $219,156 and $8,000 respectively. On March 15, 1998, in lieu of cash payment for rent, the Company issued warrants to the landlord to purchase 19,400 shares of the Company's common stock at a price of $1.22 per share, exercisable at any time prior to December 31, 1999. The Company determined the fair value of the options issued under the Black-Scholes Option Pricing Model to be approximately $8,000.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

  Employment Agreement

     On March 15, 1999, the Company entered into an employment agreement with its Chairman and Chief Executive Officer. The agreement obligates the Company to pay an annual salary of $160,000 in 1999, $200,000 in 2000 and $250,000 in 2001
and thereafter. The Company must pay a guaranteed bonus of $90,000 in 1999, $40,000 in 2000 and $150,000 in 2001 and thereafter. In addition, the Chairman and Chief Executive Officer was granted options to purchase 194,000 shares of common stock at an exercise price of $4.12 per share pursuant to the 1999 Plan. In management's opinion, these options were granted with an exercise price at or above the fair market value of the Company's common stock at the date of grant and, therefore, the Company incurred no compensation expense. The shares vest in equal installments over 48 months and are exercisable until the earlier of five years or 90 days from the Chairman and Chief Executive Officer's termination of employment with the Company.

  Legal Proceedings

     From time to time, the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company currently has no material outstanding legal proceedings.

9. BENEFIT PLANS

  401(k) Plan

     In November 1999, the Company established a savings plan under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. There were no discretionary Company contributions in 2000 or 1999.

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

10. SUBSEQUENT EVENTS

     In January 2001, the Company established a $200,000 Letter of Credit on behalf of a supplier. The Letter of Credit will expire in July 2001.

  ValueVision International

     In February 2001, the Company repurchased from ValueVision the 1,428,571 shares of the Company's common stock purchased by ValueVision in December 1999 for $57,142. In addition, the Company and ValueVision agreed to discontinue their marketing partnership and production of "The BigStar Show". The remaining costs related to the partnership are reflected in accrued liabilities and sales and marketing expenses in the accompanying consolidated financial statements.

                   BIGSTAR ENTERTAINMENT, INC. AND SUBSIDIARY

  Stock Repurchase Program

     Subsequent to December 31, 2000, the Company expanded its stock buyback program whereby the Company's board of directors authorized the repurchase of up to an additional 1,000,000 shares of common stock for a total authorization of 3 million shares.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To BigStar Entertainment, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BigStar Entertainment, Inc. included in this Form 10-K and have issued our report thereon dated March 22, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP
New York, New York
March 22, 2001

                                                                     SCHEDULE II

                          BIGSTAR ENTERTAINMENT, INC.

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                              BALANCE AT    CHARGED TO    CHARGED                   BALANCE AT
                                                              BEGINNING     COSTS AND     TO OTHER                    END OF
                                                              OF PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
                                                              ----------    ----------    --------    ----------    ----------
For the period from March 2, 1998
(date of inception) to December 31, 1998 --
  Allowance for sales returns...............................   $    --       $ 25,000       $--        $     --      $ 25,000
                                                               =======       ========       ===        ========      ========
  Allowance for bad debt....................................   $    --       $  5,000       $--        $     --      $  5,000
                                                               =======       ========       ===        ========      ========
For the year ended December 31, 1999 --
  Allowance for sales returns...............................   $25,000       $153,562       $--        $118,562      $ 60,000
                                                               =======       ========       ===        ========      ========
  Allowance for bad debt....................................   $ 5,000       $ 31,748       $--        $ 16,748      $ 20,000
                                                               =======       ========       ===        ========      ========
For the year ended December 31, 2000 --
  Allowance for sales returns...............................   $60,000       $ 18,301       $--        $ 68,301      $ 10,000
                                                               =======       ========       ===        ========      ========
  Allowance for bad debt....................................   $20,000       $336,937       $--        $166,937      $190,000
                                                               =======       ========       ===        ========      ========

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION AND METHOD OF FILING
- -------                --------------------------------
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

- ---------------
* Incorporated by reference to BigStar's registration statement on Form S-1, Registration No. 333-77963.