Form 10-Q
period 2001-03-31
BIGSTAR ENTERTAINMENT INC /NY
filed 2001-05-14
CIK 1058430

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

                 For the quarterly period ended March 31, 2001

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-26793

                          BIGSTAR ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                          Delaware                                    [13-3395258]
              (State or other jurisdiction of                         (IRS Employer
               incorporation or organization)                    Identification Number)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, $0.001 par value, as of the latest practicable date:

     7,956,115 shares of common stock as of May 10, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BIGSTAR ENTERTAINMENT, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                              Page No.
                                                              --------
                                PART I
                        FINANCIAL INFORMATION
Item 1.  Financial Statements
Consolidated Balance Sheets at March 31, 2001 (unaudited)
  and December 31, 2000.....................................      2
Consolidated Statements of Operations for the three-month
  periods ended March 31, 2001 (unaudited) and March 31,
  2000 (unaudited)..........................................      3
Consolidated Statements of Cash Flows for the three-month
  periods ended March 31, 2001 (unaudited) and March 31,
  2000 (unaudited)..........................................      4
Notes to Condensed Consolidated Financial Statements........      5
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................      9

                               PART II
                          OTHER INFORMATION
Item 1.  Legal Proceedings..................................     15
Item 2.  Changes in Securities and Use of Proceeds..........     15
Item 3.  Defaults Upon Senior Securities....................     15
Item 4.  Submission of Matters to a Vote of Security
  Holders...................................................     15
Item 5.  Other Information..................................     16
Item 6.  Exhibits and Reports on Form 8-K...................     16
Signatures..................................................     17

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                             BIGSTAR ENTERTAINMENT

                          CONSOLIDATED BALANCE SHEETS

                                                               March 31,      December 31,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (Unaudited)
ASSETS:
Cash and cash equivalents...................................  $  3,641,936    $  5,373,100
Accounts receivable, net of allowance.......................        44,235         267,648
Prepaids and other current assets...........................       313,537         565,655
                                                              ------------    ------------
  Total current assets......................................     3,999,708       6,206,403
                                                              ------------    ------------
Property and equipment, net.................................       992,535       1,228,709
Other assets................................................        83,089         126,290
                                                              ------------    ------------
Total assets................................................  $  5,075,332    $  7,561,402
                                                              ============    ============
LIABILITIES:
Accounts payable............................................  $    790,867    $  1,359,470
Accrued expenses............................................       330,729         692,740
Accrued payroll costs.......................................        34,525         209,241
                                                              ------------    ------------
  Total current liabilities.................................     1,156,121       2,261,451
                                                              ------------    ------------
MINORITY INTEREST...........................................       178,993         178,993
STOCKHOLDERS' EQUITY:
Common Stock................................................        10,187          10,187
Treasury Stock..............................................       (81,225)        (24,083)
Additional paid-in capital..................................    47,919,819      47,919,819
Accumulated Deficit.........................................   (44,108,563)    (42,784,965)
                                                              ------------    ------------
Total stockholders' equity..................................     3,740,218       5,120,958
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $  5,075,332    $  7,561,402
                                                              ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIGSTAR ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months     Three Months
                                                                  Ended           Ended
                                                                March 31,       March 31,
                                                                  2001             2000
                                                              -------------    ------------
NET SALES...................................................   $   765,266     $ 4,206,538
COST OF REVENUES............................................       583,765       4,011,708
                                                               -----------     -----------
  Gross profit..............................................       181,501         194,830
OPERATING EXPENSES
  Sales and marketing.......................................        35,805       3,585,616
  General and administrative................................       985,905       1,568,435
  Website and software development..........................       533,170       2,354,568
                                                               -----------     -----------
  Total operating expenses..................................     1,554,880       7,508,619
                                                               -----------     -----------
  Loss from operations......................................    (1,373,379)     (7,313,789)
INTEREST INCOME, net........................................        49,781         281,831
                                                               -----------     -----------
  Net Loss..................................................   $(1,323,598)    $(7,031,958)
PER SHARE INFORMATION:
  Net loss per share --
     Basic and diluted......................................   $     (0.15)    $     (0.70)
                                                               ===========     ===========
  Weighted average common shares outstanding --
     Basic and diluted......................................     8,654,528      10,107,597
                                                               ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIGSTAR ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months    Three Months
                                                                 Ended           Ended
                                                               March 31,       March 31,
                                                                  2001            2000
                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(1,323,598)    $(7,031,958)
  Adjustments to reconcile note loss to net cash used in
     operating activities --
  Depreciation and amortization.............................      211,631         242,653
  Allowance for doubtful accounts...........................      (30,544)         30,000
  Non-cash common stock option and warrant expenses.........           --         295,978
  Amortization of investment discount.......................                      (41,320)
  Changes in assets and liabilities --
     Accounts receivable....................................      253,957        (150,333)
     Prepaids and other current assets......................      252,118        (250,453)
     Other non current assets...............................       43,201           4,400
     Accounts payable and accrued expenses..................   (1,105,330)        303,792
                                                              -----------     -----------
     Net cash used in operating activities..................   (1,698,565)     (6,597,241)
                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures......................................           --        (347,454)
  Sale equipment............................................       24,543              --
  Redemption of Investments.................................           --       3,000,000
                                                              -----------     -----------
     Net cash provided in investing activities..............       24,543       2,652,546
                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................           --         508,064
  Treasury stock............................................      (57,142)             --
                                                              -----------     -----------
     Net cash (used in) provided by financing activities....      (57,142)        508,064
                                                              -----------     -----------
     Net increase (decrease) in cash and cash equivalents...   (1,731,164)     (3,436,631)
                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, beginning of period..............  $ 5,373,100     $17,422,817
                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, end of period....................  $ 3,641,936     $13,986,186
                                                              ===========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
  Warrants issued for future services.......................  $        --     $    41,667

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIGSTAR ENTERTAINMENT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Overview and Summary of Significant Accounting Policies:

  Overview

     BigStar Entertainment, Inc. (the "Company") is an online retailer of filmed entertainment products and a provider of information about the filmed entertainment industry and its products. Through our website bigstar.com, we sell more than 45,000 videos and digital video discs or DVDs, including feature films, children's movies and educational, health and fitness, and instructional videos and provide information on these products.

     In addition to selling filmed entertainment, bigstar.com features more than 4,500 biographies, 2,200 movie stills and 400 star interviews. Bigstar.com also hosts our BigStar Broadband Theater. This feature offers visitors to our website the ability to stream and view on their computer more than 7,500 movie trailers and 21 feature films. We believe that BigStar Broadband Theater provides one of the largest selections of streaming movie trailers and films available on the Internet.

     As a result of operating losses incurred by the Company's businesses for the quarter ended March 31, 2001, the significant decline in market value of Internet-based companies, and the difficulty in raising additional capital for such companies, the Company announced in September 2000 that it had retained a financial advisor to review the recoverability of the amounts invested and projected to be invested into its retail operations and direct marketing division, Advaya. The Company and its financial advisors determined that a sale of Advaya's assets was in the best interests of the Company's stockholders. Accordingly, the assets related to this business were sold in December 2000 at a loss of $952,616.

     Given the factors noted above, the Company and its financial advisors are also currently evaluating the disposition of all or part of BigStar's current e-commerce platform. We are considering ending some or all of the current functionality of our website, or selling the website, with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. Potential business lines being contemplated by BigStar management include, but are not limited, to the sale of online film marketing data, electronic payments processing, third party site development, as well as other technology development efforts. BigStar may also decide to merge or sell assets to third parties in these or other businesses in an effort to maximize stockholder value. There can be no assurances that the sale of the bigstar.com site platform, or parts thereof, will be consummated or that efforts to conserve our cash will be successful. Furthermore, there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will ultimately be successful.

  Basis of Presentation

     The consolidated balance sheets as of March 31, 2001 and December 31, 2000, and the consolidated statements of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These March 31, 2001 unaudited consolidated financial statements have been prepared on the same basis as the December 31, 2000 audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2001.

     Certain amounts in the prior period have been reclassified to conform to the current period's presentation.

                          BIGSTAR ENTERTAINMENT, INC.

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

  Revenue Recognition

     Revenue consists of sales of filmed entertainment in popular formats, primarily videos, and DVDs, over the Company's websites and online advertising and promotional revenues. The Company recognizes revenue from its website when the products are shipped to customers and when advertisements and promotional items are served and marketing promotions delivered. Outbound shipping and handling charges are also included in net sales. In accordance with the Emerging Issues Task Force Issue ("EITF") 00-14 "Accounting For Certain Sales Incentives," ("EITF 00-14") revenues for the three-month periods ended March 31, 2001 and March 31, 2000 include sales to customers who used $9,641 and $1,024,053 respectively, of coupons for discounts on their purchases of filmed entertainment products. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical returns experience.

     For the three months ended March 31, 2001 and March 31, 2000, net sales included barter revenues of 8.9% and 4.5%, respectively The Company places an advertisement on its customers' websites in exchange for placing its customers' advertisements on the Company's website. Revenues from these transactions are based upon the Company's "cost per thousand impressions", utilized in similar transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying consolidated statements of operations (unaudited).

  Cost of Revenues

     Cost of Revenues includes the cost of the filmed entertainment product, as well as shipping and handling costs and the cost of promotional items distributed to customers with purchases. In accordance with EITF 00-14, the cost of revenues for the quarters ended March 31, 2001 and March 31, 2000 include $439 and $155,919 respectively in promotional items. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

  Dependence on Suppliers

     Although the Company has agreements with two independent suppliers to provide filmed entertainment products and related order fulfillment services, it has no fulfillment operation or warehouse facility of its own and, accordingly, is dependent on maintaining its existing fulfillment relationships. There can be no assurance that the Company will maintain its relationships with these vendors beyond the term of the existing agreements. Further, should the Company's relationship with any one of these vendors terminate unexpectedly, it may not be able to find an alternative, comparable vendor capable of providing fulfillment services on satisfactory terms to the Company and, therefore, there may be an adverse effect on the Company's results of operations.

                          BIGSTAR ENTERTAINMENT, INC.

  Net Loss Per Share

     The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended March 31, 2001, and March 31, 2000 does not include the impact of 2,203,445 and 2,725,725 and common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

  Computer Software Developed for Internal Use

     The Company adheres to the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

     For the three months ended March 31, 2001, the Company did not incur and therefore did not capitalize any costs relating to the functionality of its website. For the three months ended March 31, 2000, the Company capitalized $247,719 of external direct costs related to increased functionality of its website, which will be amortized over the related useful life of two years. All costs incurred for upgrades, maintenance, and enhancements, which did not result in additional functionality, were expensed.

  Comprehensive Income

     The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three months ended March 31, 2001, and the three months ended March 31, 2000.

  Recent Accounting Pronouncements

     In January 2000, the Company adopted EITF Issue No. 99-17, "Accounting for the Advertising of Barter Transactions," ("EITF Issue 99-17") which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 are accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold for cash. The adoption of EITF Issue 99-17 did not impact the Company's consolidated financial statements.

     In July 2000, the Company adopted EITF Issue No. 00-2, "Accounting for Website Development Costs" ("EITF 00-2") which provides guidance on when to capitalize versus expense costs incurred to develop a website. The adoption of EITF 00-2 did not have a material impact on the Company's consolidation financial position or results of operations.

     In May 2000, the Company adopted EITF Issue No. 00-14 which specified the accounting for and classification of coupons and promotional items. Accordingly, the cost of coupons redeemed by consumers are deducted in the determination of net sales and the cost of promotional items distributed to customers with purchases are included in cost of revenues. Previously, these costs were included in sales and marketing expense. Accordingly, the financial statements for the three months ended March 31, 2000 presented have been reclassified to conform to the current period's classifications.

                          BIGSTAR ENTERTAINMENT, INC.

Note 2 -- Stockholders' Equity

  Repurchase of Shares

     In February 2001, the Company repurchased 1,428,571 shares of common stock from two former major stockholders for a total of $57,142. These purchases are reflected in treasury shares.

Note 3 -- Going Concern

     The Company's independent public accountants issued a qualified opinion on the consolidated financial statements as of and for the year ended December 31, 2000 as they determined that there was substantial doubt concerning our ability to continue as a going concern for the 12 months following December 31, 2000. The Company has also been notified by its independent public accountants that if the Company's financial condition does not significantly improve during 2001, the Company will receive a qualified opinion on its December 31, 2001 consolidated financial statements as well.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Except for historical information, the statements in this Form 10-Q report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, and the risks discussed under the caption, "Item 2. Risk Factors That May Affect Results of Operations and Financial Condition." The following discussion should be read in conjunction with the Company's financial statements and the related notes to those statements and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and the audited financial statements and related footnotes included herein and in the Company's Form 10-K filed April 2, 2001.

Overview

     BigStar was incorporated in March 1998. We began offering products for sale on our website, www.bigstar.com in May 1998. Until that time, our operating activities related primarily to the development of the bigstar.com website.

     Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our websites and order processing systems, and marketing, advertising and promotion expenses and the continued operation of our business. As of March 31, 2001, we had an accumulated deficit of $44,108,563. As a result, we expect to continue incurring operating and net losses and negative cash flow from operations, while we consider strategy alternatives for the Company.

Results of Operations

     The three months ended March 31, 2001 and March 31, 2000.

     Net Sales. Net sales were $765,266 for the quarter ended March 31, 2001 compared to $4,206,538 for the quarter ended March 31, 2000. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues for the quarter ended March 31, 2001. The Company recognized $82,505 and $757,227 in advertising and promotional revenues, including $68,500 and $235,000 in barter advertising revenues, for the quarters ended March 31, 2001 and March 31, 2000, respectively. Sales are recognized upon the shipment of filmed entertainment products. Revenues for the three-month periods ended March 31, 2001 and March 31, 2000 include sales to customers who used $9,641 and $1,024,053, respectively, of coupons for discounts on their purchases of filmed entertainment products. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. Sales for the quarters ended March 31, 2001 and 2000, respectively, consisted of both the videocassette and DVD formats. The decrease in sales of filmed entertainment products primarily reflects a significant decrease in units sold due to lower unit volumes of both videocassettes and DVDs. The reduction in advertising and promotional revenues reflects lower rates and overall lower advertising sales. We are unable to anticipate future orders or the acquisition of additional customers due to the changing dynamics of online retailing. Customer orders and customer acquisitions have traditionally been dependent on marketing and promotional programs. During 2000, the Company significantly reduced its sales and marketing activities. No significant spending for marketing and promotional programs occurred for the quarter ended March 31, 2001 and no significant spending is anticipated through the end of 2001 which could result in the continuing of our downward trend of acquiring new customers and orders. In addition, the Company revised its pricing policies during the year 2000 in order to achieve higher gross margins on sales of filmed entertainment products which could also impact the level of customer orders and customer acquisitions prospectively.

     Cost of Revenues. Cost of revenues were $583,765 for the quarter ended March 31, 2001 compared to $4,011,708 for the quarter ended March 31, 2000. Gross profit for the quarter ended March 31, 2001 was

$181,501, resulting in a gross margin of 23.7%. Gross profit for the quarter ended March 31, 2000 was $194,830, resulting in a gross margin of 4.6%. Cost of revenues includes the cost of merchandise sold and outbound shipping and handling charges and the cost of promotional items distributed to customers with purchases. Promotional items for the quarters ended March 31, 2001 and March 31, 2000 were $439 and $155,919, respectively. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The increase in the gross profit for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 reflects selling prices on videos and DVDs that reflect smaller discounts from their suggested retail prices, a large reduction in the use of coupons as a promotional cost and lower shipping and handling costs as a percentage of selling prices.

     Sales and Marketing Expenses. Sales and marketing expenses were $35,805 for the quarter ended March 31, 2001 compared to $3,585,616 for the quarter ended March 31, 2000. Sales and marketing expenses consist primarily of the costs of advertising, promotion and marketing programs, as well as personnel costs. Advertising expenses were $ 17,304 and $2,838,498 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in advertising expenses for the quarter ended March 31, 2001 reflects reduced advertising purchases, including offline media as well as the reduction in sales and marketing personnel. Promotion expenses include the costs of promotional filmed entertainment products that are made available to customers who agree to receive notification of future promotions. Shipping charges on promotional filmed entertainment products are included in cost of sales and the related customer billings are included in revenues. The cost of promotional filmed entertainment products and coupons totaled $10,080 and $1,179,973 for the quarters ended March 31, 2001 and 2000, respectively.

     General and Administrative Expenses. General and administrative expenses were $985,905 for the quarter ended March 31, 2001 compared to $1,568,435 for the quarter ended March 31, 2000. General and administrative expenses include payroll and related expenses for executive, accounting and administrative personnel, which were $651,794 and $492,529 for the quarters ended March 31, 2001 and 2000, respectively. The increase in these costs is attributable to the increase in executive personnel costs and the cost of terminating personnel in the first quarter of 2001 partially offset by lower administrative and accounting personnel costs. General and administrative expenses also include professional fees, which were $62,835 and $423,733 for the quarters ended March 31, 2001 and 2000, respectively. The costs of facilities also decreased to $84,274 from $246,801 for the quarters ended March 31, 2001 and 2000, respectively reflecting the decrease in office space rented and related supply costs due to reduction in personnel. Transaction processing fees also decreased to $23,730 from $247,127 for the quarters ended March 31, 2001 and 2000, respectively reflecting the decrease in credit card fees as the volume of transactions processed decreased with the decline in orders noted above.

     Website and Software Development Expenses. Website and software development expenses were $533,170 for the quarter ended March 31, 2001 compared to $2,354,568 for the quarter ended March 31, 2000. Website and administrative expenses consist of systems and telecommunications services, personnel costs and related expenses for the design, development and management of our websites. Personnel costs and related expenses for the design, development and management of our websites totaled $140,188 and $1,778,900 for the quarters ended March 31, 2001 and 2000, respectively reflecting the decrease in the number of personnel and related expenses. The costs of systems and telecommunications services, totaled $382,328 and $444,636 for the quarters ended March 31, 2001 and 2000, and showed a decline due to the decreased volume of site activity.

     Net Loss. BigStar's net loss was approximately $1,323,598 for the quarter ended March 31, 2001 and $7,031,958 for the quarter ended March 31, 2000. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

Liquidity and Capital Resources

     Since inception, we have funded our operating cash requirements primarily through sales of our common stock. During the quarter ended March 31, 2000, we issued 68,259 shares of common stock upon the exercise of employee stock options, 48,500 shares of common stock upon the exercise of warrants and 3,692 shares of common stock under the Company's Employee Stock Purchase Plan for net proceeds of $297,993.

     Net cash used in operating activities for the quarter ended March 31, 2001 was primarily due to our net loss of $1,323,598 and a decrease in accounts payable and accrued expenses of $1,105,330, offset by depreciation and amortization of $211,631, net of the decrease in accounts receivable of $253,957 and other current and noncurrent assets of $295,319. Net cash used in operating activities for the quarter ended March 31, 2000 of $6,597,241 was primarily due to our net loss of $7,031,958 offset by an increase in accounts payable and accrued expenses of $303,792, depreciation and amortization of $242,653 and non-cash common stock option and warrant expenses of $295,978, net of the increase in accounts receivable of $150,333 and other current and noncurrent assets of $246,053.

     At March 31, 2001 the Company had working capital of $2,843,590 compared to $13,711,809 at December 31, 2000. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses. At March 31, 2001 compared to December 31, 2000, the decreases in accounts payable and accrued expenses resulted primarily from the decrease in purchases of filmed entertainment products, advertising and promotional products over the preceding quarter. The decrease in accounts receivable was due to the collection of outstanding advertising receivables.

     Net cash provided by investing activities for the quarter ended March 31, 2001 of $24,543 was primarily provided by the sale of computer assets.

     Net cash used in financing for the quarter ended March 31, 2001 of $57,142 was due to the repurchase of the Company's common stock from ValueVision, a former major shareholder.

     We currently have agreements with our principal suppliers under which our total credit availability is $4,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days.

     At March 31, 2001, BigStar's principal commitments consisted of obligations under non-cancelable operating leases for real estate and office equipment. The minimum amounts payable under non-cancelable agreements was approximately $450,000.

     We have no material commitments for capital expenditures and do not anticipate any significant future purchases for hardware and related software for enhancements of our websites during the next 12 months. We do not currently use derivative financial instruments.

     We do not believe that our existing cash and cash equivalent and short-term investments will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the section entitled "Risk Factors That May Affect Our Results of Operations and Financial Condition." We believe that we will require additional financing within this time frame but cannot be certain that such additional funding, if needed, will be available on terms acceptable to us or at all. We are considering ending some or all of the current functionality of our website, or selling the website, or parts of it, with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. BigStar may also decide to merge or sell assets to third parties in these or other businesses in an effort to maximize stockholder value. There can be no assurances that the sale of the bigstar.com site platform, or parts thereof, will be consummated or that efforts to conserve our cash will be successful. Furthermore, there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will ultimately be successful.

Seasonality and Revenue Fluctuations

     BigStar's limited operating history and rapid growth make it difficult to ascertain the effects of seasonality on our business other than the holiday increases generally experienced by most retailers. Any seasonal fluctuations in sales of filmed entertainment products may affect our sales. Fluctuations in revenue also may result from the timing of hit releases on videocassettes and DVD.

Risk Factors That May Affect Results of Operations and Financial Condition

     We Have A Limited Operating History And Have Incurred Significant
Losses. We commenced operations in March 1998. To date, our costs have greatly exceeded the revenues we have generated. As of March 31, 2001, our accumulated deficit was $44,108,563. If we continue our present business, we expect that our operating expenses will continue to exceed our revenues for the foreseeable future. As a result, we will need to generate significantly more revenues to achieve profitability. We may not be able to do so. We will also require additional financing. We may not be able to obtain the financing or obtain it on terms acceptable to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing, our business, operating results and financial condition may be materially harmed.

     We have recently been delisted from the Nasdaq National Market. The Nasdaq National Market helps provide investors with liquidity. Without the liquidity and governance provided by a Nasdaq National Market listing, investors may be reluctant to provide the Company financing that will be required to continue our operations.

     We received a qualified opinion on our financial statements as of and for the year ended December 31, 2000. Our independent public accountants issued a qualified opinion on our financial statements as they concluded that there was substantial doubt concerning our ability to remain in operation past the 12 months following December 31, 2000. As described more fully in the notes to our 10-K consolidated financial statements, they questioned the Company's ability to continue operations past 12 months given our deteriorating financial condition.

     We generated substantial revenues from advertising and promotions on our website. The online advertising market is currently very depressed and the traffic to our site has decreased with the reduction in our promotional spending. Because the online advertising market is not expected to become very robust in the near future, and the traffic to our site will probably not increase without significant advertising, it is doubtful that we will be able to continue supplementing our sales of filmed entertainment products with advertising and promotional revenues. The lack of substantial advertising and promotional revenues could materially impact our financial conditions.

     We may seek to dispose of all or parts of our current e-commerce platform. As a result of our continuing operating losses, the significant decline in market value of Internet-based companies, and the difficulty in raising additional capital for such companies, we are currently evaluating the disposition of all or parts of our e-commerce platform with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. There can be no assurances that the sale of the bigstar.com platform or parts thereof will be consummated or that efforts to conserve our cash will be successful. Furthermore there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will be ultimately successful.

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

     Some also have adopted business models that include selling filmed entertainment products for less than their product cost and not charging customers for shipping and handling. Software applications are also available that can determine which online site has the lowest price for a particular title which could direct customers to our competitors' websites.

     Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, we believe some of our competitors devote substantially more resources to website and systems development than we do.

     Our Reliance On E-Mail Marketing Could Leave Us Vulnerable If Consumers Reject This Marketing Technique Or Additional Governmental Regulation
Arises. E-mail marketing is a significant part of our growth strategy. If the acceptance or use of e-mail marketing is limited by consumer fear of e-mail computer viruses or additional government regulation, it could harm our business.

     To date, Congress has not enacted any legislation regulating commercial e-mail, but a number of bills are pending. One proposed law would prohibit online operators from sending most unsolicited commercial e-mail where the operators have no existing or personal relationship with the recipient and the e-mail is not sent at the request of or with the express consent of the recipient. Another proposed law would require operators of websites and online services to disclose to users the personal information the operators have collected and the personal information that it may share with other firms. It would further require operators to provide simple processes for users to provide or withhold consent to the operators' dissemination of the information.

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

     We Could Experience System Failures That Interfere With Customers' Access To Our Online Superstore. Our business depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Systems interruptions that cause our websites to be unavailable or that reduce our ability to process transactions could materially harm our business, operating results and financial condition. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We have fully redundant systems but have not yet established a formal disaster recovery plan.

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

     If We Fail To Keep Pace With Rapid Changes Involving The Internet, It Could Materially Harm Our Ability To Attract And Retain Customers. Internet technology, commercial applications and online uses are all rapidly evolving. If we do not successfully respond to rapid changes involving the Internet, our business will be materially harmed. For example, we must respond to marketplace developments in a timely and cost-effective manner. In this regard, we must continue to develop, enhance and improve the responsiveness and features of our websites and develop new features to meet customer needs. We also must respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, including the development of technology to sell digital filmed entertainment to consumers through online systems.

     We Do Not Publish Our Own Editorial Content, Which Means We Must Rely On Licensed Third-Party Content On Our Websites. We license third-party content, including filmed entertainment reviews, news reports and features, in order to attract and retain website visitors. If we are unable to obtain desirable content from our content licensors or from existing licensors, it could reduce visits to our websites, which could materially harm our business. In addition, if we are unable to obtain content at an acceptable cost, it could materially harm our ability to compete and our operating results and financial condition.

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

     Although we believe that our use of third-party material on our websites is permitted under current provisions of copyright law, some aspects of Internet content and commerce law are not clearly settled. We may therefore be the subject of alleged infringement claims of the trademarks and other intellectual property rights of third parties. If we become subject to these types of claims, our business could be materially harmed even if we successfully defend against the claims. It also is possible that future legal developments would prohibit us from having rights to downloadable information, sound or video.

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

     Our Success Depends On Our Key Personnel. Our success is substantially dependent on key personnel, particularly David Friedensohn, our Chief Executive Officer and Chairman of the Board. We are party to an employment agreement with David Friedensohn. The agreement provides that he will be employed as the Chief Executive Officer of BigStar for an unspecified period of time. Both BigStar and Mr. Friedensohn may terminate the agreement at any time. If terminated without cause, Mr. Friedensohn will be entitled to severance pay equal to two years of his then current base salary. We have no other employment contracts with any of our other personnel. If Mr. Friedensohn becomes unable or unwilling to continue in their present positions, our business could be materially harmed.

     We have purchased key-man life insurance in the amounts of $1,000,000 for David Friedensohn with the Company as the named beneficiary. The benefits received under these policies would not be sufficient to compensate the Company for the loss of the services of Mr. Friedensohn should suitable replacements not be employed.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the first quarter of 2001.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) List of Exhibits:

     None.

     (b) Reporting on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIGSTAR ENTERTAINMENT, INC.

                                          By: /s/ DAVID FRIEDENSOHN
                                            ------------------------------------
                                          David Friedensohn, Chief Executive
                                          Officer and Principal Accounting
                                          Officer

Dated: May 14, 2001

                                 EXHIBIT INDEX

     Exhibits

     None.