Form 10QSB
period 2001-06-30
BIGSTAR ENTERTAINMENT INC /NY
filed 2001-08-20
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-26793


                           BIGSTAR ENTERTAINMENT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                13-339-5258
       -------------------------------               ----------------------
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)               Identification Number)

                          19 Fulton Street - 5th Floor
                            New York, New York 10038
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 981-6300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

              7,956,116 shares of common stock as of August 8, 2001

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 2001


                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

                                                                                            PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000...............   3

Consolidated Statements of Operations for the three- and six-month periods ended
June 30, 2001 (unaudited)and June 30, 2000 (unaudited).......................................   4

Consolidated Statements of Cash Flows for the three- and six-month periods ended
June 30, 2001 (unaudited) and June 30, 2000 (unaudited)......................................   5

Notes to Condensed Consolidated Financial Statements.........................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS..........................................................  10

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................................  19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................  19

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K....................................................  19

SIGNATURES...................................................................................  20

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              BIGSTAR ENTERTAINMENT
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30, 2001    December 31,
                                                                 (unaudited)        2000
                                                                ------------    ------------
ASSETS:
Cash and cash equivalents                                       $  3,017,659    $  5,373,100
Accounts receivable, net of allowance                                      0         267,648
Prepaids and other current assets                                    325,225         565,655
                                                                ------------    ------------

         Total current assets                                      3,342,884       6,206,403
                                                                ------------    ------------

Property and equipment, net                                          736,174       1,228,709
Other assets                                                          46,140         126,290
                                                                ------------    ------------

Total assets                                                    $  4,125,198    $  7,561,402
                                                                ============    ============

LIABILITIES:
Accounts payable                                                $    637,452    $  1,359,470
Accrued expenses                                                     166,938         692,740
Accrued payroll costs                                                  7,841         209,241
                                                                ------------    ------------

Total current liabilities                                            812,231       2,261,451
                                                                ------------    ------------

Other non-current liabilities                                        130,674               0
                                                                ------------    ------------

Total liabilities                                                    942,905       2,261,451
                                                                ------------    ------------

MINORITY INTEREST                                               $    178,993    $    178,993
                                                                ------------    ------------

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value; 40,000,000 shares authorized;
   10,187,445 issued and 7,956,116 and 9,384,687 outstanding
   at June 30, 2001 and December 31, 2000, respectively               10,187          10,187
Treasury Stock, 2,231,329 and 802,758 shares at June 30, 2001
   and December 31, 2000, respectively                               (81,225)        (24,083)
Additional paid-in capital                                        47,919,819      47,919,819
Accumulated deficit                                              (44,845,481)    (42,784,965)
                                                                ------------    ------------

Total stockholders' equity                                         3,003,300       5,120,958
                                                                ------------    ------------

Total liabilities and stockholders' equity                      $  4,125,198    $  7,561,402
                                                                ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                                             BIGSTAR ENTERTAINMENT, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                        Six Months      Six Months     Three Months    Three Months
                                                           Ended           Ended           Ended           Ended
                                                       June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                        ------------    ------------    ------------    ------------
NET SALES                                               $  1,476,205    $  6,797,155    $    710,939    $  2,590,617
COST OF REVENUES                                           1,113,533       6,133,284         529,768       2,121,576
                                                        ------------    ------------    ------------    ------------

         Gross profit                                        362,672         663,871         181,171         469,041

OPERATING EXPENSES
         Sales and marketing                                 (53,342)      5,897,324         (89,147)      2,311,708
         General and administrative                        1,555,246       2,826,912         569,341       1,258,477
         Website and software development                    999,221       4,678,621         466,051       2,324,053
                                                        ------------    ------------    ------------    ------------

         Total operating expenses                          2,501,125      13,402,857         946,245       5,894,238
                                                        ------------    ------------    ------------    ------------

                Loss from operations                      (2,138,453)    (12,738,986)       (765,074)     (5,425,197)

INTEREST INCOME, net                                          77,937         550,608          28,156         268,777
                                                        ------------    ------------    ------------    ------------

         Net loss                                       $ (2,060,516)   $(12,188,378)   $   (736,918)   $ (5,156,420)
                                                        ============    ============    ============    ============

PER SHARE INFORMATION:

         Net loss per share -
                  Basic and diluted                     $      (0.25)   $      (1.20)          (0.09)   $      (0.51)
                                                        ============    ============    ============    ============

         Weighted average common shares outstanding -
                  Basic and diluted                        8,303,392      10,140,012      7,956,1158      10,172,427
                                                        ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                           BIGSTAR ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months      Six Months      Three Months    Three Months
                                                                   Ended           Ended           Ended           Ended
                                                               June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                                ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                               $ (2,060,516)   $(12,188,378)   $   (736,918)   $ (5,156,420)
           Depreciation and amortization                             422,309         540,963         210,678         298,310
           Allowance for doubtful accounts                                 0          30,000               0               0
           Non-cash common stock option and warrant expenses               0         557,672               0         261,694
           Amortization of investment discount                             0         (42,767)              0          (1,447)
           Changes in assets and liabilities -
              Accounts receivable                                    267,614         359,587          44,201         509,920
              Prepaids and other current assets                      240,464         161,864         (11,654)        412,317
              Other non current assets                                80,150          54,841          36,949          50,441
              Accounts payable and accrued expenses               (1,449,214)       (456,413)       (343,884)       (760,205)
              Other non-current liabilities                          130,674               0         130,674               0
                                                                ------------    ------------    ------------    ------------
         Net cash used in operating activities                    (2,368,519)    (10,982,631)       (669,954)     (4,385,390)
                                                                ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                              0      (1,406,953)              0      (1,059,499)
         Sale and return of equipment                                 70,220               0          45,677               0
         Redemption of Investments                                         0       6,945,000               0       3,945,000
                                                                ------------    ------------    ------------    ------------
                Net cash provided by investing activities             70,220       5,538,047          45,677       2,885,501
                                                                ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                            0         779,560               0         271,496
         Purchase of treasury stock                                  (57,142)              0               0               0
                                                                ------------    ------------    ------------    ------------
         Net cash provided by (used in) financing activities         (57,142)        779,560               0         271,496
                                                                ------------    ------------    ------------    ------------

         Net increase (decrease) in cash and cash equivalents     (2,355,441)     (4,665,024)       (624,277)     (1,228,393)
                                                                ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, beginning of period                  $  5,373,100    $ 17,422,817    $  3,641,936    $ 13,986,186
                                                                ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                        $  3,017,659    $ 12,757,793    $  3,017,659    $ 12,757,793
                                                                ============    ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES
         Warrants issued for future services                    $         --    $     31,145    $         --    $     31,145

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Overview

         BigStar Entertainment, Inc. ("BigStar" or the "Company") is an online retailer of filmed entertainment products and a provider of information about the filmed entertainment industry and its products. Through our website, bigstar.com, we have been selling more than 45,000 videos and digital video discs or DVDs, including feature films, children's movies, and educational, health and fitness, and instructional videos, and provide information on these products.

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

         As a result of operating losses incurred by the Company's businesses, the significant decline in market value of Internet-based companies, and the difficulty in raising additional capital for such companies, the Company announced in September 2000 that it had retained a financial advisor to review the recoverability of the amounts invested and projected to be invested into its retail operations and direct marketing division, Advaya. The Company and its financial advisors determined that a sale of Advaya's assets was in the best interests of the Company's stockholders. Accordingly, the assets related to this business were sold in December 2000 at a loss of $952,616.

         Given the factors noted above, the Company and its financial advisors have determined that it was necessary to restructure part of BigStar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company will be compensated for referring customers to the competitor's website. As a result of this agreement, the Company no longer operates its e-tailing business and has completely outsourced this function. We are considering selling the website, with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. Potential business lines being contemplated by BigStar management include, but are not limited to, the sale of online film marketing data, electronic payments processing, third party site development, as well as other technology development efforts. BigStar may also decide to merge or sell assets to third parties in these or other businesses in an effort to maximize stockholder value. There can be no assurances that the sale of the bigstar.com site platform, or parts thereof, will be consummated or that efforts to conserve our cash will be successful. Furthermore, there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will ultimately be successful.

Basis of Presentation

         The consolidated balance sheet as of June 30, 2001 and the balance sheet as of December 31, 2000, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and the statements of operations and cash flows for the three and six months ended June 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These June 30, 2001 unaudited (consolidated) financial statements have been prepared on the same basis as the

December 31, 2000 audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2001.

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

Revenue Recognition

         Revenue consists of sales of filmed entertainment in popular formats, primarily videos and DVDs, over the Company's websites and online advertising and promotional revenues. The Company recognizes revenue from its website when the products are shipped to customers and when advertisements and promotional items are served and marketing promotions delivered. Outbound shipping and handling charges are also included in net sales. In accordance with the Emerging Issues Task Force Issue ("EITF") 00-14 "Accounting For Certain Sales Incentives," ("EITF 00-14"), revenues for the three and six-month periods ended June 30, 2001 and June 30, 2000 include sales to customers who used approximately $4,000, $14,000, $198,000 and $1,222,000 respectively, of coupons for discounts on their purchases of filmed entertainment products. At June 30, 2001, the Company reversed $17,000 of its coupon liability previously charged against sales. Since the Company is no longer shipping products to customers, the outstanding coupons will never be redeemed. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical returns experience.

         For the three and six months ended June 30, 2001 and 2000, net sales included barter revenues of 2.7%, 5.9%, 0% and 3.5% respectively. The Company places an advertisement on its customers' websites in exchange for placing its customers' advertisements on the Company's website. Revenues from these transactions are based upon the Company's "cost per thousand impressions," utilized in similar transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying consolidated statements of operations (unaudited).

Cost of Revenues

         Cost of revenues includes the cost of the filmed entertainment product, as well as shipping and handling costs and the cost of promotional items distributed to customers with purchases. In accordance with EITF 00-14, costs for promotional items are included in the cost of revenues and for the three and six month periods ended June 30, 2001 were nominal. Costs for promotional items included in the cost of sales for the three and six month periods ended June 30, 2000 were approximately $71,000 and $227,000, respectively. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

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

Net Loss Per Share

         The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended June 30, 2001, and June 30,2000 does not include the impact of 1,803,492 and 2,463,000 and common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

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

         For the three and six months ended June 30, 2001, the Company did not incur and therefore did not capitalize any costs relating to the functionality of its website. For the three and six months ended June 30, 2000, the Company capitalized approximately $1,110,000 and $1,358,000, respectively, of external direct costs related to increased functionality of its website, which will be amortized over the related useful life of two years. All costs incurred for upgrades, maintenance, and enhancements that did not result in additional functionality were expensed.

Comprehensive Income

         The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three and six months ended June 30, 2001, and the three and six months ended June 30, 2000.

Recent Accounting Pronouncements

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

         In July 2000, the Company adopted EITF No. 00-2, "Accounting for Website Development Costs" ("EITF 00-2"), which provides guidance on when to capitalize versus expense costs incurred to develop a website. The adoption of EITF 00-2 did not have a material impact on the Company's consolidated financial position or results of operations.

         In May 2000, the Company adopted EITF No.00-14 "Accounting for Certain Sales Incentives," which specified the accounting for and classification of coupons and promotional items. Accordingly, the cost of coupons redeemed by consumers are deducted in the determination of net sales and the cost of promotional items distributed to customers with purchases are included in cost of revenues. Previously, these costs were included in sales and marketing expense. The financial statements for prior periods presented have been reclassified to conform to the current period's classifications.

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards "SFAS" 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licenses, rented or exchanged either individually or as part of a related contract, asset or liability.
         o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Although it is still reviewing the provisions of these statements, management's preliminary assessment is that these statements will not have a material impact on the Company's financial position or results of operations.

NOTE 2 - STOCKHOLDER'S EQUITY

         Repurchase of Shares

         In December 2000 and February 2001, the Company repurchased 802,758 and 1,428,571 shares, respectively, of common stock from two former major shareholders for a total of $81,225. These purchases are reflected in treasury shares.

NOTE 3 - Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $44,845,000 as of June 30, 2001. The Company has incurred a loss from operations in all periods since inception. There are also risks associated with the decision to suspend our e-tailing business. The Company has operations to date primarily through the sale of common stock, however, we have been unsuccessful in raising additional funding. The Company may seek additional funding through public or private financing or other arrangements to continue our present business or pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders could result. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

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

OVERVIEW

         BigStar was incorporated in March 1998. We began offering products for sale on our website, www.bigstar.com, in May 1998. Until that time, our operating activities related primarily to the development of the bigstar.com website.

         Since our inception, we have incurred significant operating losses. These losses primarily result from development costs associated with building our websites and order processing systems, and marketing, advertising and promotion expenses and the continued operation of our business. As of June 30, 2001, we had an accumulated deficit of $44,845,481. We expect to continue incurring operating and net losses and negative cash flow from operations, while we consider strategy alternatives for the Company.

         As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company will be compensated for referring customers to the competitor's website. As a result of this agreement, the Company no longer operates its e-tailing business and has completely outsourced this function. We are considering selling the website, with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. Potential business lines being contemplated by BigStar management include, but are not limited to, the sale of online film marketing data, electronic payments processing, third party site development, as well as other technology development efforts. BigStar may also decide to merge or sell assets to third parties in these or other businesses in an effort to maximize stockholder value. There can be no assurances that the sale of the bigstar.com site platform, or parts thereof, will be consummated or that efforts to conserve our cash will be successful. Furthermore, there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will ultimately be successful.

RESULTS OF OPERATIONS -- Three- and Six-Month Periods Ended June 30, 2001 and June 30, 2000.

         NET SALES. Net sales were approximately $711,000 for the quarter ended June 30, 2001 compared to $2,591,000 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, net sales were approximately $1,476,000 compared to $6,797,000 for the six months ended June 30, 2000. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues for the six months ended June 30, 2001. Sales are recognized upon the shipment of filmed entertainment products.

         The Company recognized approximately $43,000 in advertising and promotional revenues for the quarter ended June 30, 2001 and $125,000 for the six months ended June 30, 2001, including approximately $19,000 and $88,000, respectively in barter advertising revenues. The Company recognized approximately $407,000 in advertising and promotional revenues for the quarter ended June 30, 2000 and $1,164,000 for the six months ended June 30, 2000, including $235,000 in barter transactions.

         Coupons used by customers for discounts on their purchases of filmed entertainment products included in net sales for the three months ended June 30, 2001 and June 30, 2000 were approximately $4,000 and $198,000, respectively and for the six months ended June 30, 2001 and June 30, 2000 were approximately $14,000 and $1,222,000, respectively. At June 30, 2001 the Company reversed approximately $17,000 of its unnecessary coupon liability previously charged against net sales. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

         Sales for the six months ended June 30, 2001 and 2000, respectively, consisted of both the videocassette and DVD formats. The decrease in sales of filmed entertainment products primarily reflects a significant decrease in units sold due to lower unit volumes of both videocassettes and DVDs. The reduction in advertising and promotional revenues reflects lower rates and overall lower advertising sales. We are unable to anticipate future orders or the acquisition of additional customers due to the changing dynamics of online retailing and our decision to reduce promoting the website and move out of the e-tailing business. Customer orders and customer acquisitions have traditionally been dependent on marketing and promotional programs.

         During 2000, the Company significantly reduced its sales and marketing activities. No significant spending for marketing and promotional programs occurred for the six months ending June 30, 2001 and no significant spending is anticipated through the end of 2001, which is likely to result in the continuing of our downward trend of acquiring new customers and orders. In addition, the Company revised its pricing policies during the year 2000 in order to achieve higher gross margins on sales of filmed entertainment products, which also impacted the level of customer orders and customer acquisitions.

         COST OF REVENUES. Cost of revenues were approximately $530,000 for the quarter ended June 30, 2001 compared to $2,122,000 for the quarter ended June 30, 2000. Gross profit for the quarter ended June 30, 2001 was approximately $181,000, resulting in a gross margin of 25.5%. Gross profit for the quarter ended June 30, 2000 was approximately $469,000, resulting in a gross margin of 18.1%. Cost of revenues for the six months ended June 30, 2001 were approximately $1,114,000 compared to $6,133,000 for the six months ended June 30, 2000. Gross profit for the six months ended June 30, 2001 was approximately $363,000, resulting in a gross margin of 24.6%. Gross profit for the six months ended June 30, 2000 was approximately $664,000, resulting in a gross margin of 9.8%.

         Cost of revenues includes the cost of merchandise sold and outbound shipping and handling charges and the cost of promotional items distributed to customers with purchases. Promotional items for the three and six months ended June 30, 2001 and June 30, 2000 were nominal for 2001 and approximately $71,000 and $227,000 respectively for 2000. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The increase in the gross profit for the periods ended June 30, 2001 as compared to the periods ended June 30, 2000 reflects selling prices on videos and DVDs that reflect smaller discounts from their suggested retail prices, a large reduction in the use of coupons as a promotional cost and lower shipping and handling costs as a percentage of selling prices.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended June 30, 2001 was a credit of approximately $89,000 resulting from studio rebates and collection of accounts receivable previously reserved for, compared to costs of approximately $2,312,000 for the quarter ended June 30, 2000. For the six months ending June 30, 2001, sales and marketing expenses were a credit of approximately $53,000 compared to costs of $5,897,000 for the same period ending June 30, 2000. This reflects the Company's decision to move out of the e-tailing business. Sales and marketing expenses consist primarily of the costs of advertising, promotion and marketing programs, as well as personnel costs.

         Advertising expenses were a credit of approximately $27,000, primarily due to studio credits for the quarter ended June 30, 2001 compared with costs of $1,551,000 for the quarter ending June 30, 2001. For the six months ended June 30, 2001 and June 30, 2000, advertising costs were credits of approximately $10,000 and costs of approximately $4,550,000. The decrease in advertising expenses for the six months ended June 30, 2001 compared with the six months ended June 20, 2000 reflects reduced advertising purchases, including offline media as well as the reduction in sales and marketing personnel. Promotion expenses include the costs of promotional filmed entertainment products that are made available to customers who agree to receive notification of future promotions. Shipping charges on promotional filmed entertainment products are included in cost of sales and the related customer billings are included in revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $569,000 for the quarter ended June 30, 2001 compared to $1,258,000 for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and June 30, 2000, general and administrative expenses were approximately $1,555,000 and $2,827,000 respectively. General and administrative expenses include payroll and related expenses for executive, accounting and administrative personnel, which were approximately $342,000 and $538,000 respectively for the quarters ended June 30, 2001 and June 30, 2000.

         For the six months ending June 30, 2001 and June 30, 2000, payroll related expenses were approximately $994,000 and $930,000, respectively. The increase in these costs is attributable to the increase in executive personnel costs and the cost of terminating personnel partially offset by lower administrative and accounting personnel costs. General and administrative expenses also include professional fees, which were approximately $33,000 and $264,000 for the quarters ended June 30, 2001 and 2000, respectively, and approximately $95,000 and $688,000 for the six month periods ended June 30, 2001 and 2000, respectively. The costs of facilities also decreased to approximately $54,000 from $204,000 for the three months ending June 30, 2001 and 2000 respectively and to approximately $138,000 from $451,000 for the six months ending June 30, 2001 and 2000 respectively, reflecting the decrease in office space rented and related supply costs due to reduction in personnel.

         Transaction processing fees also decreased to approximately $18,000 from $171,000 for the quarters ended June 30, 2001 and 2000, respectively, and to $42,000 from $358,000 for the six months ending June 30, 2001 and 2000, respectively, reflecting the decrease in credit card fees as the volume of transactions processed decreased with the decline in orders noted above.

         WEBSITE AND SOFTWARE DEVELOPMENT EXPENSES. Website and software development expenses were approximately $466,000 for the quarter ended June 30, 2001 compared to $2,324,000 for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000, website and software development expenses were approximately $999,000 and $4,679,000. Website and administrative expenses consist of systems and telecommunications services, personnel costs and related expenses for the design, development and management of our websites. Personnel costs and related expenses for the design, development and management of our websites totaled approximately $81,000 and $1,374,000 for the three months and approximately $221,000 and $3,150,000 for the six months June 30, 2001 and 2000, respectively reflecting the decrease in the number of personnel and related expenses. The costs of systems and telecommunications services, totaled $349,000 and $539,000 for the three months and $732,000 and $906,000 for the six months ended June 30, 2001 and 2000, respectively and reflected the decreased volume of site activity.

         NET LOSS. BigStar's net loss was approximately $737,000 for the quarter ended June 30, 2001, as compared to $5,156,000 for the quarter ending June 30, 2000. For the six month periods ending June 30, 2001 and 2000, the Company's net losses were $2,061,000 and $12,188,000, respectively. Due to the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operating cash requirements primarily through sales of our common stock. During the quarter ended June 30, 2000, there were no material capital transactions. For the six months ended June 30, 2000, we issued 100,943 shares of common stock upon the exercise of employee stock options, 48,500 shares of common stock upon the exercise of warrants and 3,692 shares of common stock under the Company's Employee Stock Purchase Plan for net proceeds of $353,090.

         Net cash used in operating activities for the six months ended June 30, 2001 of approximately $2,369,000 was primarily due to our net loss of approximately $2,061,000 and a decrease in accounts payable and accrued expenses of $1,449,000, offset by depreciation and amortization of $422,000, net of the decrease in accounts receivable of $268,000 and other current and noncurrent assets of $321,000. Net cash used in operating activities for the six months ended June 30, 2000 of approximately $10,983,000 was primarily due to our net loss of approximately $12,188,000 offset by depreciation and amortization of $541,000 and non-cash common stock option and warrant expenses of $558,000, net of the decrease in accounts receivable of $360,000 and other current and noncurrent assets of $217,000.

         As of June 30, 2001 the Company had working capital of approximately $2,531,000 compared to $3,945,000 at December 31, 2000. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses. At June 30, 2001 compared to December 31, 2000, the decreases in accounts payable and accrued expenses resulted primarily from the decrease in purchases of filmed entertainment products, advertising and promotional products over the preceding quarter. The decrease in accounts receivable was due to the collection of outstanding advertising receivables and lower sales volumes.

         Net cash provided by investing activities for the six months ended June 30, 2001 of approximately $70,000 was primarily provided by the sale of computer assets.

         Net cash used in financing for the six months ended June 30, 2001 was $57,142 representing the repurchase of the Company's common stock from ValueVision, a former major shareholder.

         We currently have agreements with our principal suppliers under which our total credit availability is $4,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days. These agreements will continue through the e-tailing referral arrangement with a competitor.

         At June 30, 2001, BigStar's principal commitments consisted of obligations under non-cancelable operating leases for real estate and office equipment. The minimum amounts payable under non-cancelable agreements was approximately $358,000.

         We have no material commitments for capital expenditures and do not anticipate any significant future purchases for hardware and related software for enhancements of our websites during the next 12 months. We do not currently use derivative financial instruments.

         Although we have adjusted our business model, we do not believe that our existing cash and cash equivalent and short-term investments will be sufficient to meet our anticipated cash needs for working capital, operating losses and capital expenditures for the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors discussed under the section entitled "Risk Factors That May Affect Our Results of Operations and Financial Condition" and the future businesses that we mmay invest in. We believe that we will require additional financing within this time frame but cannot be certain that such additional funding, if needed, will be available on terms acceptable to us or at all.

         We have suspended the e-tailing functionality of our website and are considering terminating some or all of the current functionality, or selling the website, or parts of it, with a view to conserving our cash and redeploying BigStar's remaining assets into businesses which have the potential for achieving profitability sooner with potentially higher returns on investment. BigStar may also decide to merge or sell assets to third parties in these or other businesses in an effort to maximize stockholder value. There can be no assurances that the sale of the bigstar.com site platform, or parts thereof, will be consummated or that efforts to conserve our cash will be successful. Furthermore, there may not be suitable business opportunities into which we may invest our remaining resources or that any such opportunity will ultimately be successful.

SEASONALITY AND REVENUE FLUCTUATIONS

         BigStar's limited operating history has made it difficult to ascertain the effects of seasonality on our business other than the holiday increases generally experienced by most retailers. Any seasonal fluctuations in sales of filmed entertainment products may affect our revenues. Fluctuations in revenue also may result from the timing of hit releases on videocassettes and DVD.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following are some but not necessarily all of the critical risk factors associated with our business.

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

         We Have a Limited Operating History and Have Incurred Significant Losses. We commenced operations in March 1998. To date, our costs have greatly exceeded the revenues we have generated. As of June 30, 2001, our accumulated deficit was approximately $44,845,000. If we continue our present business, we expect that our operating expenses will continue to exceed our revenues for the foreseeable future. As a result, we would need to generate significantly more revenues to achieve profitability. We may not be able to do so. We would also require additional financing. We may not be able to obtain the financing or obtain it on terms acceptable to us. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be reduced accordingly, or if we cannot obtain additional financing, our business, operating results and financial condition may be materially harmed.

         We have recently been delisted from the Nasdaq National Market. The Nasdaq National Market helps provide investors with liquidity. Without the liquidity and governance provided by a Nasdaq National Market listing, investors may be reluctant to provide the Company financing that will be required to continue our operations.


         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. We have an accumulated deficit of approximately $44,845,000 as of June 30, 2001. We have also incurred a loss from operations in all periods since inception. There are also risks associated with the decision to suspend our e-tailing business. We have financed our operations to date primarily through the sale of common stock, however, we have been unsuccessful in raising additional funding. We may seek additional funding through public or private financing or other arrangements to continue our present business or pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, dilution to existing stockholders could result. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

         Our Success Depends on the Continued Growth of Online Commerce. If online commerce does not continue to grow or be accepted or grows or is accepted more slowly than expected, our present business will be materially harmed. A number of factors could slow the growth of online commerce, including the following:

         o the network infrastructure required to support a substantially larger volume of transactions may not be developed;

         o        government regulation may increase;

         o telecommunications capacity problems may result in slower response times; and

         o consumers may have concerns about the security of online commerce transactions.

         We Compete with Other Online Content Providers, Retailers and Traditional Filmed Entertainment Retailers Who May Be More Successful than We Are in Attracting and Retaining Customers. The retail filmed entertainment industry is intensely competitive. To date, we have been unable to successfully compete against other retailers of filmed entertainment products; as a result, our business, operating results and financial condition have been materially harmed.

         Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, we believe some of our competitors devote substantially more resources to website and systems development than we do.

         We Could Experience System Failures That Interfere With Customers' Access To Our Online Superstore. Our present business depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Systems interruptions that cause our websites to be unavailable or that reduce our ability to process transactions could materially harm our business, operating results and financial condition. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We have fully redundant systems but have not yet established a formal disaster recovery plan.

         Online Security Breaches Could Harm Our Business. To protect confidential information, we rely on encryption technology, which transforms information into a code designed to be unreadable by third parties. We also use authentication technology that utilizes passwords and other information to prevent unauthorized persons from accessing a customer's information. If a person circumvents our security measures, he or she could misappropriate confidential information about us, or our customers, or cause interruptions in our operations. Security breaches that result in access to confidential information also could damage our reputation and expose us to a risk of loss or liability. In addition, if we decide to continue our present business, we may be required to make significant expenditures and expend considerable effort to try and protect against security breaches or remedy problems caused by these breaches.

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

         We May Be Subject to Liability for Sales and Other Taxes. We do not collect sales or other similar taxes in most states, although we do so in New York, California and Illinois. Our business could be materially harmed if additional sales and similar taxes are imposed on us, or if penalties are assessed on us for past nonpayment of these taxes. Recently adopted legislation provides that, prior to October 2001, a state cannot impose sales taxes on products sold on the Internet unless these taxes could be charged on non-Internet transactions involving the products. During this moratorium, it is possible that taxing mechanisms may be developed that would, following the moratorium, impose increasing sales and similar tax burdens on us. If these burdens are placed on us, our present business could be materially harmed and there could be a material adverse effect on our operating results and financial condition.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2001, First Equity Capital Securities, Inc. filed a complaint in the Supreme Court of the State of New York, County of New York, alleging unpaid finders fees relating to the Company's completion of its Initial Public Offering in 1999 and seeking damages in excess of $450,000. The Company believes the lawsuit is without merit and intends to vigorously defend such action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      On June 5, 2001, BigStar held its Annual Meeting of Stockholders.

(b)      Not applicable.

(c) At the Annual Meeting, the following matter was voted upon by the BigStar stockholders:

         1.       Election of Directors

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director who will serve until the 2004 Annual Meeting of Stockholders.

                                                               Withhold
                    Nominee                  For               Authority
                    -------                  ---               ---------

             Jeff Soinski                 6,037,359              52,975
             Daniel John Woods            6,037,359              52,975


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits:

         None.

(b)      Reporting on Form 8-K

              On August 10, 2001, the Company filed a current report on Form 8-K to disclose that the Company had changed its Independent Certified Public Accountants from Arthur Andersen LLP to Grant Thornton LLP effective August 7, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIGSTAR ENTERTAINMENT, INC.




                                          By: /s/ DAVID FRIEDENSOHN
                                              ----------------------------------
Dated:  August 20, 2001                       David Friedensohn,
                                              Chief Executive Officer

                                  EXHIBIT INDEX


Exhibits

None.