Form 10-Q
period 2001-09-30
BIGSTAR ENTERTAINMENT INC /NY
filed 2001-11-01
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 000-26793


                           BIGSTAR ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                        13-339-5258
----------------------------------------     -----------------------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                     Identification Number)

                          19 Fulton Street - 4th Floor
                            New York, New York 10038
                     ---------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 981-6300
                     --------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, $0.001 par value, as of the latest practicable date:

             7,956,116 shares of common stock as of October 18, 2001

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 2001


                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

                                                                        PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2001
(unaudited) and December 31, 2000........................................      3

Consolidated Statements of Operations for the three-
and nine-month periods ended September 30, 2001 (unaudited)
and September 30, 2000 (unaudited).......................................      4

Consolidated Statements of Cash Flows for the three-
and nine-month periods ended September 30, 2001 (unaudited)
and September 30, 2000 (unaudited).......................................      5

Notes to Condensed Consolidated Financial Statements.....................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS......................................     11

                                    PART II.
                                OTHER INFORMATION

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K................................     17

SIGNATURES...............................................................     18

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              BIGSTAR ENTERTAINMENT
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30, 2000  December 31, 2000
                                                                (unaudited)
                                                             -----------------  ----------------
ASSETS:
Cash and cash equivalents                                       $    2,034,943    $    5,192,500
Restricted Cash                                                        180,600           180,600
Accounts receivable, net of allowance                                   14,757           267,648
Prepaids and other current assets                                      273,495           565,655
                                                                --------------    --------------

Total current assets                                                 2,503,795         6,206,403
                                                                --------------    --------------

Property and equipment, net                                            530,302         1,228,709
Other assets                                                            20,501           126,290
                                                                --------------    --------------

Total assets                                                    $    3,054,598    $    7,561,402
                                                                ==============    ==============

LIABILITIES:
Accounts payable                                                $      239,020    $    1,359,470
Accrued expenses                                                       624,847           692,740
Accrued payroll costs                                                    1,600           209,241
                                                                --------------    --------------

Total current liabilities                                              865,467         2,261,451
                                                                --------------    --------------

Other non-current liabilities                                          130,674               -0-
                                                                --------------    --------------

Total liabilities                                                      996,141         2,261,451
                                                                --------------    --------------

MINORITY INTEREST                                               $      178,993    $      178,993
                                                                --------------    --------------

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value; 40,000,000 shares authorized;
   10,187,445 issued and 7,956,116 and 9,384,687 outstanding
   at September 30, 2001 and December 31, 2000, respectively            10,187            10,187
Treasury Stock, 2,231,329 and 802,758 shares at September 30,
   2001 and December 31, 2000, respectively                            (81,225)          (24,083)
Additional paid-in capital                                          47,919,819        47,919,819
Accumulated deficit                                                (45,969,317)      (42,784,965)
                                                                --------------    --------------

Total stockholders' equity                                           1,879,464         5,120,958
                                                                --------------    --------------

Total liabilities and stockholders' equity                      $    3,054,598    $    7,561,402
                                                                ==============    ==============



The accompanying notes are an integral part of these condensed financial statements.

                           BIGSTAR ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Nine Months      Nine Months     Three Months     Three Months
                                                     Ended            Ended            Ended            Ended
                                                 September 30,    September 30,    September 30,    September 30,
                                                     2001             2000             2001             2000
                                                 -------------    -------------    -------------    -------------
NET SALES                                        $   1,506,415    $   8,161,475    $      30,210    $   1,364,320
COST OF REVENUES                                     1,113,533        7,024,976              -0-          891,692
                                                 -------------    -------------    -------------    -------------
         Gross profit                                  392,882        1,136,499           30,210          472,628

OPERATING EXPENSES
         Sales and marketing                           (76,462)       6,468,839          (23,120)         571,515
         General and administrative                  2,475,911        3,800,911          920,665          973,999
         Website and operation development           1,277,720        6,682,321          278,499        2,003,700
                                                 -------------    -------------    -------------    -------------

         Total operating expenses                    3,677,169       16,952,071        1,176,044        3,549,214
                                                 -------------    -------------    -------------    -------------

         Loss from operations                       (3,284,287)     (15,815,572)      (1,145,834)      (3,076,586)

INTEREST INCOME, net                                    99,935          662,804           21,998          112,196
                                                 -------------    -------------    -------------    -------------

         Net loss before minority interest          (3,184,352)     (15,152,768)      (1,123,836)      (2,964,390)
         Minority interest                                 -0-           57,220              -0-           57,220
                                                 -------------    -------------    -------------    -------------

         Net loss                                $  (3,184,352)   $ (15,095,548)   $  (1,123,836)   $  (2,907,170)
                                                 =============    =============    =============    =============

PER SHARE INFORMATION:

         Net loss per share -
                  Basic and diluted              $        (.39)   $       (1.49)   $        (.14)   $       (0.29)
                                                 =============    =============    =============    =============
         Weighted average common shares
                  outstanding -
                  Basic and diluted                  8,186,361       10,155,333        7,956,115       10,185,641
                                                 =============    =============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                           BIGSTAR ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months    Nine Months    Three Months    Three Months
                                                              Ended          Ended          Ended           Ended
                                                           September 30,  September 30,  September 30,   September 30,
                                                               2001           2000           2001            2000
                                                           ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $ (3,184,352)  $(15,095,548)  $ (1,123,836)  $ (2,907,170)
      Minority interest                                             -0-        (57,220)           -0-        (57,220)
      Depreciation and amortization                             624,556      1,183,284        202,247        642,321
      Allowance for doubtful accounts                               -0-        130,000            -0-        100,000
      Non-cash common stock option and warrant expenses             -0-        651,956            -0-         94,284
      Amortization of investment discount                           -0-        (42,767)           -0-            -0-
      Changes in assets and liabilities -
         Accounts receivable                                    252,857        406,039        (14,757)        46,452
         Prepaids and other current assets                      292,194        258,387         51,730         96,523
         Other non current assets                               105,789        154,339         25,639         99,498
         Accounts payable and accrued expenses               (1,395,978)    (3,266,473)        53,236     (2,810,060)
         Other non-current liabilities                          130,674            -0-            -0-            -0-
                                                           ------------   ------------   ------------   ------------
    Net cash used in operating activities                    (3,174,260)   (15,678,003)      (805,741)    (4,695,372)
                                                           ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            -0-     (1,487,943)           -0-        (80.990)
    Sale and return of equipment                                 73,845            -0-          3,625            -0-
    Redemption of Investments                                       -0-      6,945,000            -0-            -0-
                                                           ------------   ------------   ------------   ------------
         Net cash provided by investing activities               73,845      5,457,057          3,625        (80,990)
                                                           ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                          -0-        529,560            -0-       (250,000)
    Purchase of treasury stock                                  (57,142)           -0-            -0-            -0-
                                                           ------------   ------------   ------------   ------------
    Net cash provided by (used in) financing activities         (57,142)       529,560            -0-       (250,000)
                                                           ------------   ------------   ------------   ------------
    Net increase (decrease) in cash and cash equivalents     (3,157,557)    (9,691,386)      (802,116)    (5,026,362)
                                                           ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, beginning of period                5,373,100     17,422,817      3,017,659     12,757,793
                                                           ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                   $  2,215,543   $  7,731,431   $  2,215,543   $  7,731,431
                                                           ============   ============   ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING ACTIVITIES
    Warrants issued for future services                             -0-         31,145            -0-            -0-

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Overview

         BigStar Entertainment, Inc. ("BigStar" or the "Company") is an online retailer of filmed entertainment products and a provider of entertainment industry information. Through our website, bigstar.com, we have been selling videos and digital video discs or DVDs, including feature films, children's movies, and educational, health and fitness, and instructional videos, and provide information on these products. In addition to selling filmed entertainment, bigstar.com features biographies, movie stills and star interviews. Bigstar.com also hosts our BigStar Broadband Theater. This feature offers visitors to our website the ability to stream and view on their computer movie trailers and feature films.

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

         Given the factors noted above, the Company and its financial advisors further determined that it was necessary to restructure BigStar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company will be compensated for referring customers to the competitor's website. As a result of this agreement, the Company no longer operates its e-tailing business and has completely outsourced this function.

         On September 17, 2001, the Company announced that it had signed a letter of intent to acquire 100% of the outstanding shares of Athlete.com, Inc., a privately-held youth sports information and instruction network. Upon completion of the stock merger, stockholders of the Company will own 40% of the outstanding shares of the merged company and stockholders of Athlete.com will own 60% of the merged company. The newly combined company, which will be known as Athlete TV, will build an interactive digital television platform that will focus on the development and production of both local and national youth sports programming for digital cable television, digital broadcast television, the Internet and the emerging high speed wireless communication and entertainment devices.

         The transaction is subject to a number of conditions, including negotiation and execution of a definitive purchase agreement and the contribution of at least $2,000,000 in new equity financing prior to the closing. Accordingly, no assurances can be given that the conditions precedent to closing the transaction will be met and that the transaction will be completed. Upon conclusion of the transaction, the present directors and officers of the Company will be replaced by designees of Athlete.com. In the event that this transaction cannot be successfully completed, the Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, new business ventures, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined.

Basis of Presentation

         The consolidated balance sheet as of September 30, 2001 and the balance sheet as of December 31, 2000, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 and the statements of operations and cash flows for the three and nine months ended September 30, 2000 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These September 30, 2001 unaudited (consolidated) financial statements have been prepared on the same basis as the December 31, 2000 audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2001.

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

Revenue Recognition

         Revenue consists of sales of filmed entertainment in popular formats, primarily videos and DVDs, over the Company's websites and online advertising and promotional revenues. The Company recognizes revenue from its website when the products are shipped to customers and when advertisements and promotional items are served and marketing promotions delivered. Outbound shipping and handling charges are also included in net sales. In accordance with the Emerging Issues Task Force Issue ("EITF") 00-14 "Accounting For Certain Sales Incentives," ("EITF 00-14"), revenues for the three month periods ended September 30, 2001 and September 30, 2000 include sales to customers who used -0-, and approximately $40,000 and for the nine month periods ended September 30, 2001 and September 30, 2000, approximately $14,000 and $1,262,000 respectively, of coupons for discounts on their purchases of filmed entertainment products. Since the Company is no longer shipping products to customers, the outstanding coupons will never be redeemed. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical returns experience.

         For the three and nine months ended September 30, 2001 and 2000, net sales included barter revenues of -0-%, 5.8%, -0-% and 3.0% respectively. The Company places an advertisement on its customers' websites in exchange for placing its customers' advertisements on the Company's website. Revenues from these transactions are based upon the Company's "cost per thousand impressions," utilized in similar transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying consolidated statements of operations (unaudited).

Cost of Revenues

         Cost of revenues includes the cost of the filmed entertainment product, as well as shipping and handling costs and the cost of promotional items distributed to customers with purchases. In accordance with EITF 00-14, costs for promotional items are included in the cost of revenues and for the three and nine month periods ended September 30, 2001 were nominal. Costs for promotional items included in the cost of sales for the three and nine month periods ended September 30, 2000 were $-0- and approximately $227,000, respectively. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

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

Net Loss Per Share

         The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended September 30, 2001, and September 30, 2000 does not include the impact of 1,496,037 and 3,092,871 and common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

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

         For the three and nine months ended September 30, 2001, the Company did not incur and therefore did not capitalize any costs relating to the functionality of its website. For the three and nine months ended September 30, 2000, the Company capitalized approximately $266,000 and $1,462,000, respectively, of external direct costs related to increased functionality of its website, which will be amortized over the related useful life of two years. All costs incurred for upgrades, maintenance, and enhancements that did not result in additional functionality were expensed.

Comprehensive Income

         The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company has no elements of comprehensive income in 2001 or 2000. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three and nine months ended September 30, 2001, and the three and nine months ended September 30, 2000.

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

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards "SFAS" 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged either individually or as part of a related contract, asset or liability.
         o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

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

NOTE 3 - Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $45,969,000 as of September 30, 2001. The Company has incurred a loss from operations in all periods since inception. There are also risks associated with the decision to suspend our e-tailing business. The Company has funded operations to date primarily through the sale of common stock, however, we have been unsuccessful in raising additional funding. The Company may seek additional funding through public or private financing or other arrangements to continue our present business or pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders could result. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

         On September 17, 2001, the Company announced that it had signed a letter of intent to acquire 100% of the outstanding shares of Athlete.com, Inc., a privately-held youth sports information and instruction network. Upon completion of the stock merger, stockholders of the Company will own 40% of the outstanding shares of the merged company and stockholders of Athlete.com will own 60% of the merged company. The newly combined company, which will be known as Athlete TV, will build an interactive digital television platform that will focus on the development and production of both local and national youth sports programming for digital cable television, digital broadcast television, the Internet and the emerging high speed wireless communication and entertainment devices.

         The transaction is subject to a number of conditions, including negotiation and execution of a definitive purchase agreement and the contribution of at least $2,000,000 in new equity financing prior to the closing. Accordingly, no assurances can be given that the conditions precedent to closing the transaction will be met and that the transaction will be completed. Upon conclusion of the transaction, the present directors and officers of the Company will be replaced by designees of Athlete.com. In the event that this transaction cannot be successfully completed, the Company's management will consider recommending to the Board of Directors alternative plans which may include but not be limited to new business ventures, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, the statements in this Form 10-Q report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The following discussion should be read in conjunction with the Company's financial statements and the related notes to those statements and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related footnotes included herein and in the Company's Form 10-K filed April 2, 2001.

OVERVIEW

         BigStar Entertainment, Inc. is an online retailer of filmed entertainment products and a provider of entertainment industry information. Through our website, bigstar.com, we have been selling videos and digital video discs or DVDs, including feature films, children's movies, and educational, health and fitness, and instructional videos, and provide information on these products. In addition to selling filmed entertainment, bigstar.com features biographies, movie stills and star interviews. Bigstar.com also hosts our BigStar Broadband Theater. This feature offers visitors to our website the ability to stream and view on their computer movie trailers and feature films.

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

         Given the factors noted above, the Company and its financial advisors further determined that it was necessary to restructure BigStar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company will be compensated for referring customers to the competitor's website. As a result of this agreement, the Company no longer operates its e-tailing business and has completely outsourced this function.

         On September 17, 2001, the Company announced that it had signed a letter of intent to acquire 100% of the outstanding shares of Athlete.com, Inc., a privately-held youth sports information and instruction network. Upon completion of the stock merger, stockholders of the Company will own 40% of the outstanding shares of the merged company and stockholders of Athlete.com will own 60% of the merged company. The newly combined company, which will be known as Athlete TV, will build an interactive digital television platform that will focus on the development and production of both local and national youth sports programming for digital cable television, digital broadcast television, the Internet and the emerging high speed wireless communication and entertainment devices.

         The transaction is subject to a number of conditions, including negotiation and execution of a definitive purchase agreement and the contribution of at least $2,000,000 in new equity financing prior to the closing. Accordingly, no assurances can be given that the conditions precedent to closing the transaction will be met and that the transaction will be completed. Upon conclusion of the transaction, the present directors and officers of the Company will be replaced by designees of Athlete.com. In the event that this transaction cannot be successfully completed, the Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, new business ventures, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined.

         As a result of the terrorist attacks in New York City on September 11, 2001, the Company's headquarters at 19 Fulton Street was without electricity, telephone and all electronic communication capabilities for almost three weeks. As a result, the Company is currently looking at alternative locations and is considering moving its headquarters out of the downtown Manhattan area.

RESULTS OF OPERATIONS -- Three- and Nine-Month Periods Ended September 30, 2001 and September 30, 2000.

         NET SALES. Net sales were approximately $30,000 for the quarter ended September 30, 2001 compared to $1,364,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, net sales were approximately $1,506,000 compared to $8,161,000 for the nine months ended September 30, 2000. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues for the nine months ended September 30, 2001. Sales are recognized upon the shipment of filmed entertainment products.

         The Company recognized approximately $24,000 in advertising and promotional revenues for the quarter ended September 30, 2001 and $149,000 for the nine months ended September 30, 2001, including $-0- and approximately $88,000, respectively in barter advertising revenues. The Company recognized approximately $219,000 in advertising and promotional revenues for the quarter ended September 30, 2000 and $1,383,000 for the nine months ended September 30, 2000, including $235,000 in barter transactions.

         Coupons used by customers for discounts on their purchases of filmed entertainment products included in net sales for the three months ended September 30, 2001 and September 30, 2000 were $-0- and approximately $40,000, respectively and for the nine months ended September 30, 2001 and September 30, 2000 were approximately $14,000 and $1,262,000, respectively. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

         Sales for the nine months ended September 30, 2001 and 2000, respectively, consisted of both the videocassette and DVD formats. The decrease in sales of filmed entertainment products primarily reflects a significant decrease in units sold due to lower unit volumes of both videocassettes and DVDs. The reduction in advertising and promotional revenues reflects lower rates and overall lower advertising sales. We are unable to anticipate future orders or the acquisition of additional customers due to the changing dynamics of online retailing and our decision to reduce promoting the website and move out of the e-tailing business. Customer orders and customer acquisitions have traditionally been dependent on marketing and promotional programs.

         During 2000, the Company significantly reduced its sales and marketing activities. No significant spending for marketing and promotional programs occurred for the nine months ending September 30, 2001 and no significant spending is anticipated through the end of 2001, which is likely to result in the continuing of our downward trend of acquiring new customers and orders. In addition, the Company revised its pricing policies during the year 2000 in order to achieve higher gross margins on sales of filmed entertainment products, which also impacted the level of customer orders and customer acquisitions.

         COST OF REVENUES. Cost of revenues were $-0- for the quarter ended September 30, 2001 compared to approximately $892,000 for the quarter ended September 30, 2000. Gross profit for the quarter ended September 30, 2001 was approximately $30,000, resulting in a gross margin of 100%. Gross profit for the quarter ended September 30, 2000 was approximately $473,000, resulting in a gross margin of 34.6%. Cost of revenues for the nine months ended September 30, 2001 were approximately $1,114,000 compared to $7,025,000 for the nine months ended September 30, 2000. Gross profit for the nine months ended September 30, 2001 was approximately $393,000, resulting in a gross margin of 26.1%. Gross profit for the nine months ended September 30, 2000 was approximately $1,136,000, resulting in a gross margin of 13.9%.

         Cost of revenues includes the cost of merchandise sold and outbound shipping and handling charges and the cost of promotional items distributed to customers with purchases. Promotional items for the three and nine months ended September 30, 2001 and September 30, 2000 were nominal for 2001 and $-0- and approximately $227,000 respectively for 2000. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The increase in the gross profit for the periods ended September 30, 2001 as compared to the periods ended September 30, 2000 reflects selling prices on videos and DVDs that reflect smaller discounts from their suggested retail prices, a large reduction in the use of coupons as a promotional cost and lower shipping and handling costs as a percentage of selling prices.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the quarter ended September 30, 2001 was a credit of approximately $23,000 resulting from reversal of marketing expenses previously reserved for, compared to costs of approximately $572,000 for the quarter ended September 30, 2000. For the nine months ending September 30, 2001, sales and marketing expenses were a credit of approximately $76,000 compared to costs of $6,469,000 for the same period ending September 30, 2000. This reflects the Company's decision to move out of the e-tailing business. Sales and marketing expenses consist primarily of the costs of advertising, promotion and marketing programs, as well as personnel costs.

         Advertising expenses were a credit of approximately $20,000, primarily due to reversal of expenses previously reserved for for the quarter ended September 30, 2001 compared with costs of $100,000 for the quarter ending September 30, 2000. For the nine months ended September 30, 2001 and September 30, 2000, advertising costs were credits of approximately $30,000 and costs of approximately $4,650,000. The decrease in advertising expenses for the nine months ended September 30, 2001 compared with the nine months ended September 20, 2000 reflects reduced advertising purchases, including offline media as well as the reduction in sales and marketing personnel. Promotion expenses include the costs of promotional filmed entertainment products that are made available to customers who agree to receive notification of future promotions. Shipping charges on promotional filmed entertainment products are included in cost of sales and the related customer billings are included in revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $921,000 for the quarter ended September 30, 2001 compared to $974,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and September 30, 2000, general and administrative expenses were approximately $2,476,000 and $3,801,000 respectively. General and administrative expenses include payroll and related expenses for executive, accounting and administrative personnel, which were approximately $263,000 and $349,000 respectively for the quarters ended September 30, 2001 and September 30, 2000.

         For the nine months ending September 30, 2001 and September 30, 2000, payroll related expenses were approximately $1,255,000 and $1,279,000, respectively. The decrease in these costs is attributable to the decrease in executive personnel costs and the cost of terminating personnel and lower administrative and accounting personnel costs. General and administrative expenses also include professional fees, which were approximately $133,000 and $84,000 for the quarters ended September 30, 2001 and 2000, respectively, and approximately $237,000 and $772,000 for the nine month periods ended September 30, 2001 and 2000, respectively. The costs of facilities also decreased to approximately $34,000 from $145,000 for the three months ending September 30, 2001 and 2000 respectively and to approximately $172,000 from $596,000 for the nine months ending September 30, 2001 and 2000 respectively, reflecting the decrease in office space rented and related supply costs due to reduction in personnel.

         Transaction processing fees also decreased to approximately $1,000 from $41,000 for the quarters ended September 30, 2001 and 2000, respectively, and to $43,000 from $398,000 for the nine months ending September 30, 2001 and 2000, respectively, reflecting the decrease in credit card fees as the volume of transactions processed decreased with the decline in orders noted above.

         WEBSITE AND OPERATION DEVELOPMENT EXPENSES. Website and operation development expenses were approximately $278,000 for the quarter ended September 30, 2001 compared to $2,004,000 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, website and operation development expenses were approximately $1,278,000 and $6,682,000. Website and administrative expenses consist of systems and telecommunications services, personnel costs and related expenses for the design, development and management of our websites. Personnel costs and related expenses for the design, development and management of our websites totaled approximately $31,000 and $886,000 for the three months and approximately $252,000 and $4,036,000 for the nine months September 30, 2001 and 2000, respectively reflecting the decrease in the number of personnel and related expenses. The costs of systems and telecommunications services, totaled $234,000 and $484,000 for the three months and $965,000 and $1,379,000 for the nine months ended September 30, 2001 and 2000, respectively and reflected the decreased volume of site activity.

         NET LOSS. BigStar's net loss was approximately $1,124,000 for the quarter ended September 30, 2001, as compared to $2,907,000 for the quarter ending September 30, 2000. For the nine month periods ending September 30, 2001 and 2000, the Company's net losses were $3,184,000 and $15,096,000, respectively. Due to the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have funded our operating cash requirements primarily through sales of our common stock. For the nine months ended September 30, 2000, we issued 100,943 shares of common stock upon the exercise of employee stock options, 48,500 shares of common stock upon the exercise of warrants and 3,692 shares of common stock under the Company's Employee Stock Purchase Plan for net proceeds of $353,090.

         Net cash used in operating activities for the nine months ended September 30, 2001 of approximately $3,174,000 was primarily due to our net loss of approximately $3,184,000 and a decrease in accounts payable and accrued expenses of $1,396,000, offset by depreciation and amortization of $625,000, net of the decrease in accounts receivable of $253,000 and other current and noncurrent assets of $398,000. Net cash used in operating activities for the nine months ended September 30, 2000 of approximately $15,678,000 was primarily due to our net loss of approximately $15,096,000 offset by depreciation and amortization of $1,183,000 and non-cash common stock option and warrant expenses of $652,000, net of the decrease in accounts receivable of $406,000 and other current and noncurrent assets of $413,000.

         As of September 30, 2001 the Company had working capital of approximately $1,638,000 compared to $3,945,000 at December 31, 2000. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses. At September 30, 2001 compared to December 31, 2000, the decreases in accounts payable and accrued expenses resulted primarily from the decrease in purchases of filmed entertainment products, advertising and promotional products over the preceding quarter. The decrease in accounts receivable was due to the collection of outstanding advertising receivables and lower sales volumes.

         Net cash provided by investing activities for the nine months ended September 30, 2001 of approximately $74,000 was primarily provided by the sale of computer assets.

         Net cash used in financing for the nine months ended September 30, 2001 was approximately $57,000 representing the repurchase of the Company's common stock from ValueVision, a former major shareholder.

         We currently have agreements with our principal suppliers under which our total credit availability is $4,000,000 for the purchase of filmed entertainment products and related fulfillment costs, with payment terms ranging from 30-60 days. These agreements will continue through the e-tailing referral arrangement with a competitor.

         At September 30, 2001, BigStar's principal commitments consisted of obligations under non-cancelable operating leases for real estate and office equipment. The minimum amounts payable under non-cancelable agreements was approximately $284,000.

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

         The Company and its financial advisors determined that it was necessary to restructure part of Bigstar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company will be compensated for referring customers to the competitor's website. As a result of this agreement, the Company no longer operates its e-tailing business and has completely outsourced this function.

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

                                     PART II

                                OTHER INFORMATION


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits:

         None.

(b)      Reporting on Form 8-K

                  On September 17, 2001, the Company filed a Form 8-K to disclose that it had signed a letter of intent to acquire 100% of the outstanding shares of Athlete.com, Inc., a privately-held youth sports information and instruction network. Upon completion of the stock merger, Bigstar's stockholders will own 40% of the outstanding shares of the merged company and the stockholders of Athlete.com will own 60% of the merged company. The transaction is subject to a number of conditions, including the contribution of at least $2,000,000 in new equity financing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BIGSTAR ENTERTAINMENT, INC.




                                      By:  /S/ DAVID FRIEDENSOHN
                                           -------------------------------------
Dated:  October 30, 2001              David Friedensohn,Chief Executive Officer
                                      (Principal Executive, Accounting and
                                      Financial Officer)

                                  EXHIBIT INDEX


Exhibits

None.