Form 10-Q/A
period 2001-09-30
BIGSTAR ENTERTAINMENT INC /NY
filed 2001-11-15
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q/A
                                (Amendment No.1)

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

                                                            September 30, 2001  December 31, 2000
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


                                      BIGSTAR ENTERTAINMENT, INC.




                                      By:  /S/ DAVID FRIEDENSOHN
                                           -------------------------------------
Dated:  November 15, 2001             David Friedensohn,Chief Executive Officer
                                      (Principal Executive, Accounting and
                                      Financial Officer)

                                  EXHIBIT INDEX


Exhibits

None.