Form 10-K
period 2001-12-31
BIGSTAR ENTERTAINMENT INC /NY
filed 2002-04-16
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                        Commission file number 000-26793

                           BIGSTAR ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                          No. 13-339-5258
   ---------------------------------     ------------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)                 13-3995258


                           19 Fulton Street, 4th Floor
                          New York, New York 10038-2100
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 571-9276

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 31, 2002 as reported on the OTC Bulletin Board, was approximately $623,815. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 31, 2002, the registrant had outstanding 7,797,693 shares of common stock.

                       Documents Incorporated By Reference

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

    (1) Proxy Statement for the 2002 Annual Meeting of Stockholders -- Items 10, 11, 12 and 13.

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                        Page
                                                                         No.
                                                                        ----
   Part I
   Item 1.      Business                                                  2
   Item 2.      Properties                                                2
   Item 3.      Legal Proceedings                                         2
   Item 4.      Submission of Matters to a Vote of Security Holders       2

   Part II
   Item 5       Market for Registrant's Common Equity and Related
                Stockholder Matters                                       3
   Item 6       Selected Financial Data                                   3
   Item 7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       4
   Item 7A      Quantitative and Qualitative Disclosure about Market      9
                Risk
   Item 8       Financial Statements                                      9
   Item 9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       9

   Part III
   Item 10      Directors and Executive Officers of the Registrant        10
   Item 11      Executive Compensation                                    10
   Item 12      Security Ownership of Certain Beneficial Owners and
                Management                                                10
   Item 13      Certain Relationships and Related Transactions            10

   Part IV
   Item 14      Exhibits, Financial Statement Schedules, and Reports      11
                on Form 8-K
   Signatures......................................................       12
   Financial Statements............................................       F-1

Item 1.  Business

         Bigstar Entertainment, Inc. ("Bigstar" or the "Company") had been an online retailer of filmed entertainment products and a provider of entertainment industry information. Through its website, Bigstar.com, we had been selling videos and digital video discs or DVDs, including feature films, children's movies, and educational, health and fitness, and instructional videos, and provided information on these products. In addition to selling filmed entertainment, Bigstar.com featured biographies, movie stills and star interviews. Bigstar.com also hosted Bigstar Broadband Theater which offered visitors to our website the ability to stream and view on their computer movie trailers and feature films. As disclosed below, as of December 31, 2001, the Company has ceased all operations through its website.

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

         Given the factors noted above, the Company and its financial advisors further determined that it was necessary to restructure Bigstar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company was compensated for referring customers to the competitor's website. As a result of this agreement, the Company ceased operating its e-tailing business and had completely outsourced this function. This agreement ended December 31, 2001. Terms to renew the agreement were not favorable to the Company and at that time, the Company discontinued referring customers to the competitors website. This effectively caused the discontinuance of the online retail business.

         The Company also began to explore other business opportunities and consider the disposition of its website and take other steps to conserve assets. On September 17, 2001, the Company announced that it had signed a letter of intent to acquire 100% of the outstanding shares of Athlete.com, Inc., a privately-held youth sports information and instruction network. Upon completion of the stock merger, stockholders of the Company would own 40% of the outstanding shares of the merged company and stockholders of Athlete.com would have owned 60% of the merged company. However, the parties were unable to come to a definitive agreement and on February 8, 2002, the Board of Directors terminated the letter of intent with Athlete.com, Inc. and all further negotiations with respect to the previously announced merger transaction between the two parties.

         Bigstar is continuing to pursue other opportunities. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard or be able to continue in existence.


Item 2.  Properties

         Our principal executive offices are located at 19 Fulton Street, New York, New York 10038, where we lease approximately 10,000 square feet of space. The lease expires on September 30, 2002.


Item 3.  Legal Proceedings

         On June 29, 2001, First Equity Capital Securities, Inc. filed a complaint in the Supreme Court of the State of New York, County of New York, alleging unpaid finders fees relating to the Company's completion of its Initial Public Offering in 1999 and breach of contractual obligation to permit plaintiff to designate a person to serve on the Company's board of directors. The plaintiff is seeking damages in excess of $450,000. The Company believes the lawsuit is without merit and intends to continue to vigorously defend such action.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

         From August 2, 1999 through January 16, 2001, our common stock was traded on the NASDAQ National Market system under the symbol "BGST." On January 16, 2001, Bigstar Entertainment Inc. was delisted from the NASDAQ National Market and commenced trading on the OTC Bulletin Board.

         The following table sets forth, for the periods indicated, the high and low closing bid prices per share of the common stock as reported on the NASDAQ National Markets and OTC Bulletin-Board, respectively.

                                                 High      Low
                                                 ----      ---
                       2000
                   First Quarter               $7.875    $3.5625
                  Second Quarter               $4.0625   $1.00
                   Third Quarter               $1.2812   $ .5312
                  Fourth Quarter               $0.4688   $ .0625
                       2001
                   First Quarter               $0.37     $0.09
                  Second Quarter               $0.24     $0.10
                   Third Quarter               $0.15     $0.08
                  Fourth Quarter               $0.12     $0.08


         There were approximately 1,976 holders of record as of March 31, 2002.

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


                                                         Year Ended      Year Ended      Year Ended
                                                         December 31,    December 31,    December 31,
                                                             2001            2000            1999
                                                         ------------    ------------    ------------
               Operations Data:
               Net product sales .....................   $  1,340,145    $  7,756,429    $  8,799,288
               Advertising and promotional revenues ..        167,885       1,862,452       1,859,120
                                                         ------------    ------------    ------------
                         Net revenues ................      1,508,030       9,618,881      10,658,408
               Cost of sales .........................      1,113,094       8,086,739      11,896,630
                                                         ------------    ------------    ------------
                         Gross profit ................        394,936       1,532,142      (1,238,222)
                                                         ------------    ------------    ------------
               Operating Expenses:
               Sales and marketing ...................        (98,413)      6,705,376      11,226,114
               Website and software development ......      1,413,719       9,409,243       4,968,840
               General and administrative ............      3,100,634       4,907,507       3,955,007
               Write-down of Fixed Assets ............        413,372              --              --
                                                         ------------    ------------    ------------
                         Total operating expenses ....      4,829,312      21,022,126      20,149,961
                                                         ------------    ------------    ------------
                         Loss from operations ........      4,434,376     (19,489,984)    (21,388,183)
               Investment income, net ................        105,970         739,689         530,327
                                                         ------------    ------------    ------------
               Minority Interest in Loss of Subsidiary             --          71,007              --
                                                         ------------    ------------    ------------
               Net loss ..............................   $ (4,328,406)   $(18,679,288)   $(20,857,856)
                                                         ============    ============    ============
                 Basic and diluted net loss per
                    Share ............................   $       (.54)   $      (1.84)   $      (3.18)
                                                         ============    ============    ============
               Weighted average shares of common stock
                 outstanding used in computing basic
                 and diluted net loss per share ......      8,048,825      10,162,951       6,567,504
                                                         ============    ============    ============

                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------

               Balance Sheet Data:
               Cash and cash equivalents .........   $  1,808,954   $  5,373,100
               Working capital (deficit) .........        853,134      3,944,952
               Total assets ......................      1,946,875      7,561,402
               Stockholders' equity (deficit) ....        719,568      5,120,958


                                            SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                        Q1 `00        Q2 `00        Q3 `00        Q4 `00        Q1 `01        Q2 `01        Q3 `01        Q4 `01
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Revenues
Product Sales        $  3,449,310  $  2,117,891  $  1,058,098  $  1,131,130  $    682,761  $    670,241  $      6,372  $    (19,229)
Site Revenues             757,227       472,726       306,222       326,277        82,505        40,698        23,838        20,844
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
   Total Revenues       4,206,537     2,590,617     1,364,320     1,457,407       765,266       710,939        30,210         1,615
Cost of Revenues        4,011,708     2,121,577       891,692     1,061,762       583,765       529,768            --          (439)
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
   Gross Profit           194,829       469,040       472,628       395,645       181,501       181,171        30,210         2,054
Operating Expenses
Marketing Costs         3,585,615     2,311,707       571,515       236,539        35,805       (89,147)      (23,120)      (21,951)
General &
   Administrative       1,568,435     1,258,477       973,999     1,106,596       985,905       569,341       920,665       624,723
Web Site                2,354,568     2,324,053     2,003,700     2,726,922       533,170       466,051       278,499       135,999
Write-off of fixed
   assets                      --            --            --            --            --            --            --       413,372
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
   Total Operating
       Expenses         7,508,618     5,894,237     3,549,214     4,070,057     1,554,880       946,245     1,176,044     1,152,143
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
   Loss from
       Operations      (7,313,789)   (5,425,197)   (3,076,586)   (3,674,412)   (1,373,379)     (765,074)   (1,145,834)   (1,150,089)
Interest Income           281,831       268,777       112,196        76,885        49,781        28,156        21,998         6,035
Minority Interest
   Loss                        --            --        57,220        13,787            --            --            --            --
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
        Net Loss     $ (7,031,958) $ (5,156,420) $ (2,907,170) $ (3,583,740) $ (1,323,598) $   (736,918) $ (1,123,836) $ (1,144,054)
                     ============  ============  ============  ============  ============  ============  ============  ============

Basic and diluted
 net loss per share  $       (.70) $       (.51) $       (.29) $       (.36) $       (.15) $       (.09) $       (.14) $       (.16)
                     ============  ============  ============  ============  ============  ============  ============  ============
Weighted average
 shares of common
 stock outstanding
 used in computing
 basic and diluted
 net loss per share    10,107,597    10,172,427    10,185,641     9,919,859     8,654,528     7,956,115     7,956,115     7,850,572
                     ============  ============  ============  ============  ============  ============  ============  ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Except for historical information, the statements in this Form 10-K report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. Bigstar's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report or in Bigstar's other filings with the Securities and Exchange Commission. You should read our financial statements and the related notes to those statements and the other financial data appearing elsewhere in this Form 10-K report.

Results of operations

         Described below is selected statement of operations data for the years ended December 31, 2001, 2000 and 1999. This information is derived from our audited financial statements that include, in the opinion of management, all adjustments necessary for a fair presentation of the information for these periods. As noted in "Item 1. Business," effective December 31, 2001, Bigstar effectively ceased operating its website. However, because substantially all of our activities to date have been related to our online retailing business, the Management Discussion and Analysis of Financial Condition and Results of Operations discussed below have been presented on a natural financial statement line item basis.

         Results of operations for any period are not expected to be indicative of results for any future period. The company will not have continuing operations after December 31, 2001.

                                                            Year Ended      Year Ended      Year Ended
                                                            December 31,    December 31,    December 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
               Operations Data:
               Net product sales ........................   $  1,340,145    $  7,756,429    $  8,799,288
               Advertising and promotional revenues .....        167,885       1,862,452       1,859,120
                                                            ------------    ------------    ------------
                         Net revenues ...................      1,508,030       9,618,881      10,658,408
               Cost of sales ............................      1,113,094       8,086,739      11,896,630
                                                            ------------    ------------    ------------
                         Gross profit ...................        394,936       1,532,142      (1,238,222)
                                                            ------------    ------------    ------------
               Operating Expenses:
               Sales and marketing ......................        (98,413)      6,705,376      11,226,114
               Website and operation development ........      1,413,719       9,409,243       4,968,840
               General and administrative ...............      3,100,634       4,907,507       3,955,007
               Write-down of Fixed Assets ...............        413,372              --              --
                                                            ------------    ------------    ------------
                         Total operating expenses .......      4,829,312      21,022,126      20,149,961
                                                            ------------    ------------    ------------
                         Loss from operations ...........     (4,434,376)    (19,489,984)    (21,388,183)
               Investment income, net ...................        105,970         739,689         530,327
               Minority Interest in Loss of Subsidiary ..             --          71,007              --
                                                            ------------    ------------    ------------
               Net loss .................................   $ (4,328,406)   $(18,679,288)   $(20,857,856)
                                                            ============    ============    ============

         Net Revenues. Net revenues were $1,508,030 for the year ended December 31, 2001 and $9,618,881 for the year ended December 31, 2000. Bigstar recognized $167,885 in advertising and promotional revenues and $-0- in barter revenues for the year ended December 31, 2001 compared with $1,862,452 in advertising and promotional revenues, including $235,000 of barter revenues for the year ended December 31, 2000. Net revenues reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues beginning in the second quarter of 1999. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and promotions. For the years ended December 31, 2001 and December 31, 2000 revenues include sales to customers who used $14,000 and $1,275,880, respectively of coupons for discounts on their purchases of filmed entertainment products. In accordance with Emerging Issues Task Force Issue 00-14, "Accounting for Certain Sales Incentives" revenues for the years ended December 31, 2001 and December 31, 2000 are net these costs. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The decrease in sales of filmed entertainment products for the year ended December 31, 2001 compared to December 31, 2000 is due to lower unit volumes offset by slightly higher average selling prices. In addition, the company terminated selling products through its website on June 30, 2001, and had significantly reduced marketing efforts during 2001.

         Net revenues were $9,618,881 and $10,658,408 for the years ended December 31, 2000 and 1999 respectively. Bigstar recognized $1,862,452 and $1,859,120 respectively for the years ended December 31, 2000 and 1999 in advertising and promotional revenues, including $925,000 of barter revenues, for the year ended December 31, 1999. Net sales reflect sales of filmed entertainment products, net of returns, and include shipping and handling charges, as well as advertising and promotional revenues beginning in the second quarter of 1999. Sales are recognized upon the shipment of filmed entertainment products and the serving of advertisements and promotions. For the year ended December 31, 1999 revenues also include sales to customers who used $2,693,793 of coupons for discounts on their purchases of filmed entertainment products. In accordance with Emerging Issues Task Force Issue 00-14, "Accounting for Certain Sales Incentives" revenues for the year ended December 31, 1999 are net these costs. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification.

         Commencing in 2000, the Company significantly reduced its sales and marketing activities. No significant spending for marketing and promotional programs occurred during the year ending December 31, 2001.

         Cost of Revenues. For the years ended December 31, 2001, 2000 and 1999, cost of revenues were $1,113,094, $8,086,739 and $11,896,630 resulting in a gross profit (loss) of $394,936, $1,532,142 and $(1,238,222) respectively. For the years ended December 31, 2001 and 2000, the gross profit margins were 26.2% and 15.9%. respectively. Cost of revenues includes the cost of the filmed entertainment, as well as outbound shipping and handling costs and the cost of promotional items distributed to customers with purchases. In accordance with Emerging Issues Task Force Issue 00-14 "Accounting for Certain Sales Incentives", the cost of sales for the year ended December 31, 2001, 2000 and 1999, include $-0-, approximately $234,000 and $1,673,000 in promotional items respectively. Previously the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. The increase in gross margin for the year ended December 31, 2001 compared to December 31, 2000 is selling prices on filmed entertainment products reflecting smaller discounts from their suggested retail prices and lower shipping and handling costs as a percentage of selling prices. The higher gross margins earned from sales of videos were partially offset by the lower gross margins from sales of DVDs, which are typically sold at deeper discounts to their suggested retail price.

         There are no charges in cost of sales related to advertising and promotional revenues since such related costs are not material. Personnel costs related to advertising and promotional revenues are included in sales and marketing expenses, the primary responsibility of such individuals. The costs of serving advertising and promotional revenues placements are included in website and software development expenses which includes all site related costs.

         Sales and marketing expenses. For the years ended December 31, 2001, 2000 and 1999, sales and marketing expenses were $(98,413), $6,705,376 and $11,226,114, respectively. Sales and marketing expenses consist primarily of payments related to advertising, promotion and marketing programs as well as related personnel costs. For the year ended December 31, 2001, sales and marketing expenses activities resulted in a credit of $98,413 resulting from reversal or cancellation of certain marketing expenses previously accrued. This reflects the Company's decision to discontinue its aggressive marketing programs previously used to increase sales. Advertising expenses were $4,575,407 for the year ended December 31, 2000 of which offline advertising was $2,160,808 compared with $9,599,754 for the year ended December 31, 1999, of which $3,277,280 related to offline advertising. The lower sales and marketing expenses for the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily reflects the reduction of sales and marketing programs, as well as the reduction in sales and marketing personnel.

         Web site and operation development expenses. For the year ended December 31, 2001, web site and operation development expenses were $1,413,719 compared to $9,409,243 and $4,968,840 for the years ended December 31, 2000 and 1999, respectively, reflecting the company's reduced level of operations.

         Web site and operation development expenses consist primarily of personnel costs and related expenses for the design, development and management of our web sites. The costs for web site and operation development personnel totaled $198,063, $4,462,326 and $3,811,556 for the years ended December 31, 2001, 2000 and 1999 respectively. Expenses decreased for the year ending December 31, 2001 as compared to previous years reflecting the reduction in personnel and related expenses. The increases in expenses for the year ended December 31, 2000 as compared to the year ended December 31, 1999 were primarily due to additional development personnel to enhance the website's functionality and features.

         These expenses also include the costs of systems and telecommunication services of $1,155,606, $2,524,455 and $755,655 for the years ended December 31, 2001, 2000 and 1999 respectively. Website and operation development expense also includes third party production and content costs of $60,049, $815,247, and $293,429 for the years ended December 31, 2001, 2000 and 1999 respectively. Expenses decreased for the year ending December 31, 2001 as compared to previous years reflecting the decrease in sales volume, personnel and the Company's exit from the direct marketing/email service business. The increase for year ended December 31, 2000 compared to the year ended December 31, 1999 is primarily attributable to the production costs of "The Bigstar Show" which has since been cancelled and the write-off of assets related to the Company's Advaya business in connection with its sale in December of 2000.

         In addition during 2000, the Company capitalized $1,758,107 for the development of direct marketing and internal use software that was disposed of, net of amortization, along with related computer equipment, when these assets of the Company's direct marketing division were sold in December 2000. The loss on the sale of assets of $952,616 is also included in Web site and software development expenses.

         General and administrative expenses. General and administrative expenses were $3,100,634, $4,907,507 and $3,955,007 for the years ended December 31, 2001, 2000 and 1999 respectively. General and administrative expenses include personnel costs and related expenses for executive, accounting and administrative personnel. For the years ended December 31, 2001, 2000 and 1999, payroll related expenses were $1,390,254, $1,715,394 and $1,890,391. Expenses decreased for the year ending December 31, 2001 as compared to previous years reflecting the reduction in personnel and related expenses. The increase in general and administrative expenses for the years ended December 31, 2000 and 1999 are primarily due to increased personnel costs, including occupancy expenses, as a result of the increased headcount as well as higher professional fees.

         Writedown of Fixed Assets. The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has determined that as of December 31, 2001, the net book value at which it was carrying its fixed assets, which is mostly computer equipment, and its unamortized software licenses are greater than the remaining useful economic life to the company. As a result, the company has taken a charge against fixed assets of $296,219 and a charge against other current assets for its unamortized software licenses of $117,152.

         Investment income, net. The investment income for the years ended December 31, 2001, 2000 and 1999 was $105,970, $739,689 and $530,327
respectively. Investment income consisted entirely of earnings on investments in short-term securities, primarily money market funds and overnight investments. The investment income is substantially higher for the year ended December 31, 2000 compared to the year ended December 31, 1999 because the net investable proceeds from the August 1999 Initial Public Offering and December 1999 private placement were available for the entire year. The investment income for the year ended December 31, 2001 was lower as a result of lower investable proceeds.

         Minority Interest. On January 15, 2000, the Company sold 50 shares of common stock in its Advaya subsidiary to an investor for proceeds of $250,000. During the quarter ended September 30, 2000, the Company repurchased from the investor the 50 shares for $250,000. In addition, as part of the development of the Advaya software a contractor received 50 restricted shares of Advaya stock. The restrictions are removed monthly based upon certain performance and support milestones. The Company valued these shares at $250,000 and capitalized their cost as part of the software development costs which were written-off when the software and related equipment was sold in December 2000;

         Net loss. Bigstar's net loss was $4,328,406 for the year ended December 31, 2001 compared to a net loss of $18,679,288 for the year ended December 31, 2000 and a net loss of $20,857,856 for the year ended December 31, 1999. Because of the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this net operating loss may be limited due to ownership changes.

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

         Net cash used in operating activities for the year ended December 31, 2001 of $3,565,007 was primarily due to our net loss of $4,328,406 and a decrease in accounts payable, accrued expenses and other liabilities of $1,213,137, offset by depreciation and amortization of $828,645 and a writedown of fixed assets of $296,219, net of the decrease in accounts receivable of $240,581 and other current and noncurrent assets of $493,139. Net cash used in operating activities for the year ended December 31, 2000 was $17,687,155, which was primarily due to our net loss of $18,679,288. The cash requirements associated with the loss were reduced by non-cash, depreciation and amortization of $1,513,883, the loss on disposal of fixed assets of $1,289,431 and non-cash stock options and warrant expenses of $810,441 as well as by the decreases in accounts receivable of $861,806 offset by the decrease in accounts payable and accrued expenses of $4,309,910. For December 31, 1999, our net cash used in operating activities was $17,411,907 primarily due to our net loss of $20,857,856. The cash requirements associated with the loss were reduced by an increase in accounts payable and accrued expenses of $4,738,771, the availability of $453,000 held in escrow from a private placement that was initiated in 1998, as well as depreciation and amortization of $387,316 and non-cash stock options and warrant expenses of $324,199, which is the result of the issuance of options and warrants to purchase 619,269 shares of common stock to consultants for investment advisory, marketing, web site design and technical services and warrants to purchase 19,400 shares in exchange for occupancy services. These sources of cash flows were offset by the increase in accounts receivable of $1,083,333, an increase in prepaid and other current assets of $866,133, and an increase in other assets of $468,459.

         At December 31, 2001, the Company had working capital of $853,034 compared to working capital of $3,944,952 as of December 31, 2000. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses. The decreases in accounts payable and accrued expenses reflect the discontinuation of the company's e-tailing and website content business, and the payment as settlement of amounts due such vendors.

         Net cash provided by investing activities for the year ended December 31, 2001 was $73,845 was primarily provided by the sale of computer assets. Net cash used in financing for the year ended December 31, 2001 was $72,984 representing the repurchase of the Company's common stock from three shareholders. Net proceeds used in investing activities of $5,628,358 for the year ended December 31, 2000 related to the redemption of $6,945,000 in investment securities, cash proceeds from the sale of the direct marketing assets for $300,000, less the purchase of $1,616,642 in computer equipment and related software. The net cash used for investing activities of $9,036,113 for the year-ended December 31, 1999 related to the purchase of $6,847,822 in investment securities and $2,188,291 in computer equipment and related software.

         At December 31, 2001, our principal commitment consisted of obligations under non-cancellable operating leases for real estate and an employment agreement with our Chairman and Chief Executive Officer. We have no material commitments for capital expenditures and do not anticipate any significant future purchases during the next 12 months. As noted in "Item 1. Business," we are seeking to redeploy our remaining cash assets into a new business or pursue other strategic alternatives. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard.

Seasonality and Revenue Fluctuations

         Bigstar's limited operating history makes it difficult to ascertain the effects that seasonality had on our business other than the holiday increases generally experienced by most retailers. Any seasonal fluctuations in sales of filmed entertainment products may affect our sales. Fluctuations in revenue also may have also resulted from the timing of hit releases on video and/or DVD.

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


Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

         We are exposed to changes in interest rates primarily from our short-term investments in money market fund and commercial paper. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move in interest rates along the entire yield curve would not materially affect the fair value of interest-sensitive financial instruments at December 31, 2001.


Item 8.  Financial Statements and Supplementary Data

         The financial statements required by this Item 8 are included in this Form 10-K report beginning on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On August 7, 2001, Arthur Andersen LLP ("Andersen") notified Bigstar Entertainment, Inc. (the "Company") that Andersen was resigning as the Company's independent public accountants. Thereafter, the Board of Directors of Bigstar Entertainment, Inc. recommended and approved the change of its principal accountants, from Arthur Andersen, LLP to the firm of Grant Thornton LLP . Grant Thornton became the Company's principal accountants, effective August 7, 2001. The Company has not previously consulted Grant Thornton regarding either the application of accounting principles or any other reportable matter.

         Andersen's report on the Company's financial statements for 1999 was unqualified and for 2000 contained a statement that there were doubts about the Company's ability to continue as a going concern.

         During the last two years and subsequent interim periods preceding this change, there have been no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of Andersen, would have caused them to make reference to the subject matter of such disagreements in connection with issuing their reports. Also, no reportable events, within the meaning of Item 304(a)(1)(v) of Regulation S-K, have occurred during the two most recently completed years and subsequent interim periods preceding this change.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required herein will be reported in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002, and is incorporated herein by reference.

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


Item 11. Executive Compensation

         The information required herein will be reported in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein will be reported in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         The information required herein will be reported in our Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         a.       The following documents are filed as part of this report:

                  (1) Financial Statements as of December 31, 2001, 2000 and 1999 together with Auditors' Report. See page F-1.

                  (F)      Financial Statement Schedule.  See Page F-1.

                  (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of regulation S-K).


           Exhibit
           Number           Description and Method of Filing
           ------           --------------------------------
            3.1       Certificate of Incorporation.*
            3.2       Certificate of Amendment to Certificate of Incorporation.*
            3.3       Certificate of Amendment to Certificate of Incorporation.*
            3.4       Form of Big'tar's Common Stock Certificate.*
           10.1       Form of Indemnification Agreement.*
           10.2       1998 Stock Option and Incentive Plan.*
           10.3       Amended 1999 Stock Option and Incentive Plan.*
           10.4 Employment Agreement dated March 15, 1999, by and between David Friedensohn and Bigstar.*
           10.5 Distribution Agreement dated February 18, 1998 by and between Baker & Taylor and Bigstar.*
           10.6       Strategic Marketing Agreement dated as of May 1999 by and
                      between Baker & Taylor and Bigstar.*
           10.7       Rights Agreement among Bigstar and each of the
                      stockholders identified therein.*
           10.8 Agreement of Lease dated February, 1999, between Seaport Associates, LP and Bigstar.*
           10.9       1999 Employee Stock Purchase Plan.*
           21.1       Subsidiaries.
           23.1       Consent of Arthur Andersen LLP, Independent Public
                      Accountants
           23.2       Consent of Grant Thornton LLP, Independent Public
                      Accountants
----------
* Incorporated by reference to Bigstar's registration statement on Form S-1, Registration No. 333-77963.

         b. On February 15, 2002, Bigstar filed a form 8-K to report that its Board of Directors had terminated the letter of intent with Athlete.com, Inc. and all further negotiations with respect to the previously announced merger transaction between the parties.

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

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of April 2002.


                                            Bigstar Entertainment, Inc.





                                            By: /s/ DAVID FRIEDENSOHN
                                                --------------------------------
                                                David Friedensohn
                                                Chief Executive Officer and
                                                Chairman of the Board and
                                                Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                   Title of Capacities               Date
          ---------                   -------------------               ----

   /s/ DAVID FRIEDENSOHN           Chief Executive Officer and    April 15, 2002
   --------------------------      Chairman of the Board
   David Friedensohn


   /s/ DANIEL WOODS                Director                       April 15, 2002
   --------------------------
   Daniel Woods

                                      INDEX

                                                                         Page
                                                                         ----
Financial Statements:

  Reports of Independent Public Accountants                                 F-2
  Balance Sheets as of December 31, 2001 and 2000                           F-4
  Statements of Operations for the Years Ended
      December 31, 2001, 2000 and 1999                                      F-5
  Statements of Stockholders' Equity for the Years Ended
     December 31, 2001, 2000 and 1999                                       F-6
  Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999                                       F-7
  Notes to Financial Statements                                      F-8 -- F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bigstar Entertainment, Inc.:


         We have audited the accompanying balance sheets of Bigstar Entertainment, Inc. (a Delaware corporation) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bigstar Entertainment, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cashflow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of their uncertainty.



Grant Thornton  LLP

New York, New York
March  31, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bigstar Entertainment, Inc.:

         We have audited the accompanying balance sheets of Bigstar Entertainment, Inc. (a Delaware corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bigstar Entertainment, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cashflow from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of their uncertainty.



Arthur Andersen LLP

New York, New York
March 22, 2001

                           BIGSTAR ENTERTAINMENT, INC.

                                 BALANCE SHEETS

                                                                                  December 31,
                                                                          ----------------------------
                                                                              2001            2000
                                                                          ------------    ------------
                                     ASSETS
Assets:
  Current assets --
     Cash and cash equivalents ........................................   $  1,628,354    $  5,192,500
     Restricted cash ..................................................        180,600         180,600
     Accounts receivable, net of allowance of $5,000 and $190,000 as of
     December 31, 2001 and 2000 respectively ..........................         27,067         267,648
     Prepaid expenses and other current assets ........................         65,427         565,655
                                                                          ------------    ------------
          Total current assets ........................................      1,901,448       6,206,403
Assets Held for Sale ..................................................         30,000       1,228,709
Other assets ..........................................................         15,427         126,290
                                                                          ------------    ------------
          Total assets ................................................   $  1,946,875    $  7,561,402
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Current liabilities --
     Accounts payable .................................................   $    213,852    $  1,359,470
     Accrued expenses .................................................        703,788         692,740
     Accrued payroll costs ............................................             --         209,241
     Other current liabilities ........................................        130,674              --
                                                                          ------------    ------------
          Total current liabilities ...................................      1,048,314       2,261,451
                                                                          ------------    ------------

Minority Interest .....................................................        178,993         178,993
                                                                          ------------    ------------
Commitments and Contingencies (Note 8)
Stockholders' Equity :
  Preferred stock, $.001 par value; 10,000,000 shares
     authorized; no shares issued and outstanding at
     December 31, 2001and 2000 respectively ...........................             --              --
  Common stock, $.001 par value; 40,000,000 shares
     authorized; 10,187,445 issued and outstanding
     at December 31, 2001 and 2000 ....................................         10,187          10,187
  Treasury Stock, 2,389,752 and 802,758 shares of Common Stock at
     December 31, 2001 and 2000 respectively, at cost .................        (97,067)        (24,083)
  Additional paid-in capital ..........................................     47,919,819      47,919,819
  Accumulated deficit .................................................    (47,113,371)    (42,784,965)
                                                                          ------------    ------------
          Total stockholders' equity ..................................        719,568       5,120,958
                                                                          ------------    ------------
          Total liabilities and stockholders' equity ..................   $  1,946,875    $  7,561,402
                                                                          ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.
        At December 31, 2001, the net assets associated with the online retail business are not significant.

                           BIGSTAR ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS


                                                    Year Ended      Year Ended      Year Ended
                                                    December 31,    December 31,    December 31,
                                                        2001            2000            1999
                                                    ------------    ------------    ------------
Net product sales ...............................   $  1,340,145    $  7,756,429    $  8,799,288
Advertising and promotional revenues ............        167,885       1,862,452       1,859,120
                                                    ------------    ------------    ------------
          Net revenues ..........................      1,508,030       9,618,881      10,658,408
Cost of Revenues ................................      1,113,094       8,086,739      11,896,630
                                                    ------------    ------------    ------------
          Gross profit (loss) ...................        394,936       1,532,142      (1,238,222)
                                                    ------------    ------------    ------------
Operating Expenses:
  Sales and marketing ...........................        (98,413)      6,705,376      11,226,114
  Web site and operation development ............      1,413,719       9,409,243       4,968,840
  General and administrative ....................      3,100,634       4,907,507       3,955,007
  Write-down of Fixed Assets ....................        413,372              --              --
                                                    ------------    ------------    ------------
          Total operating expenses ..............      4,829,312      21,022,126      20,149,961
                                                    ------------    ------------    ------------
          Loss from operations ..................     (4,434,376)    (19,489,984)    (21,388,183)
Investment Income ...............................        105,970         739,689         530,327
Minority Interest in Loss of Subsidiary .........             --          71,007              --
                                                    ------------    ------------    ------------
          Net loss ..............................   $ (4,328,406)   $(18,679,288)   $(20,857,856)
                                                    ============    ============    ============
Per Share Information:
     Net loss per share-- Basic and diluted .....   $       (.54)   $      (1.84)   $      (3.18)
                                                    ============    ============    ============
     Weighted average common shares outstanding--
     Basic and diluted ..........................      8,048,825      10,162,951       6,567,504
                                                    ============    ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                                                          Total
                               Common Stock         Additional                                                         Stockholders'
                         -------------------------   Paid-in     Subscribed   Treasury       Deferred    Accumulated      Equity
                            Shares       Amount      Capital       Stock        Stock      Compensation    Deficit       (Deficit)
                         ------------ ------------ ------------ ------------ ------------  ------------  ------------  ------------
Balance,
  December 31, 1998 ..      3,022,307 $      3,022 $  2,361,716 $    453,000 $         --  $    (64,414) $ (3,247,821) $   (494,497)

  Issuance of common
    stock and warrants      7,010,199        7,010   43,953,703           --           --            --            --    43,960,713

  Issuance of
    subscribed Stock .             --           --           --     (453,000)          --            --            --      (453,000)

   Issuance of Stock
    Options and
    Warrants .........             --           --      968,827           --           --            --            --       968,827

  Deferred stock
    option and
    warrants costs ...             --           --      601,163           --           --      (601,163)           --            --

  Amortization of
    deferred stock
    option
    compensation .....             --           --           --           --           --       156,518            --       156,518

  Net loss ...........             --           --           --           --           --            --   (20,857,856)  (20,857,856)
                         ------------ ------------ ------------ ------------ ------------  ------------  ------------  ------------
Balance,
  December 31, 1999 ..     10,032,506       10,032   47,885,409           --           --      (509,059)  (24,105,677)   23,280,705

  Issuance of Common
    Stock ............        154,939          155      333,008           --           --            --            --       333,163

  Issuance of Stock
    Options and
    Warrants net of
    forfeitures ......             --           --     (298,598)          --           --       509,059            --       210,461

  Purchase of
    Treasury Stock ...             --           --           --           --      (24,083)           --            --       (24,083)

  Net Loss ...........             --           --           --           --           --            --   (18,679,288)  (18,679,288)
                         ------------ ------------ ------------ ------------ ------------  ------------  ------------  ------------
Balance,
  December 31, 2000 ..     10,187,445       10,187   47,919,819           --      (24,083)           --   (42,784,965)    5,120,958
    Purchase of
      Treasury Stock .             --           --           --           --      (72,984)           --            --       (72,984)

    Net Loss .........             --           --           --           --           --            --    (4,328,406)   (4,328,406)
                         ------------ ------------ ------------ ------------ ------------  ------------  ------------  ------------
Balance,
  December 31, 2001 ..     10,187,445 $     10,187 $ 47,919,819 $         -- $    (97,067) $         --  $(47,113,371) $    719,568
                         ============ ============ ============ ============ ============  ============  ============  ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                           BIGSTAR ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    Year            Year            Year
                                                                    Ended           Ended           Ended
                                                                 December 31,    December 31,    December 31,
                                                                     2001            2000            1999
                                                                 ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net loss ...................................................   $ (4,328,406)   $(18,679,288)   $(20,857,856)
  Adjustments to reconcile net loss to net cash used in
     operating activities--
     Depreciation and amortization ...........................        828,645       1,513,883         387,316
     Minority Interest in Loss of Subsidiary .................             --         (71,007)             --
     Allowance for doubtful accounts (net) ...................       (185,000)        170,000          15,000
     Noncash common stock option and warrant expenses ........             --         810,441         324,199
     Write-down of and Loss on disposal of assets ............        413,371       1,289,431              --
     Amortization of investment discount .....................             --         (42,766)        (54,412)
  Changes in assets and liabilities--
     Cash held in escrow .....................................             --              --         453,000
     Accounts receivable .....................................        425,581         691,806      (1,083,333)
     Prepaid expenses and other current assets ...............        383,076          11,785        (866,133)
     Other assets and non-current assets .....................        110,863         628,470        (468,459)
     Accounts payable, accrued expenses and payroll costs ....     (1,343,811)     (4,309,910)      4,738,771
     Other current liabilities ...............................        130,674              --              --
                                                                 ------------    ------------    ------------

          Net cash used in operating activities ..............     (3,565,007)    (17,987,155)    (17,411,907)
                                                                 ------------    ------------    ------------
Cash Flows Provided By (Used In) Investing Activities:
  Capital expenditures .......................................             --      (1,616,642)     (2,188,291)
   Sale and return of equipment ..............................         73,845              --              --
  (Purchase) and redemption of investments ...................             --       6,945,000      (6,847,822)
   Proceeds from Sale of Direct Marketing Business ...........             --         300,000              --
                                                                 ------------    ------------    ------------
          Net cash used in investing activities ..............         73,845       5,628,358      (9,036,113)
                                                                 ------------    ------------    ------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock .....................             --         333,163      43,960,713
  Purchase of Treasury Stock .................................        (72,984)        (24,083)             --
  Proceeds from private placement pending closing ............             --              --        (453,000)
                                                                 ------------    ------------    ------------
          Net cash provided by financing activities ..........        (72,984)        309,080      43,507,713
                                                                 ------------    ------------    ------------
          Net (decrease) increase in cash and cash equivalents     (3,564,146)    (12,049,717)     17,059,693
Cash and Cash Equivalents, beginning of year .................   $  5,373,100    $ 17,422,817         363,124
                                                                 ------------    ------------    ------------
Cash and Cash Equivalents, end of year .......................   $  1,808,954    $  5,373,100    $ 17,422,817
                                                                 ============    ============    ============
Supplemental schedule of non-cash operating activities:
Warrants issued for future services ..........................   $        -0-    $     31,145    $    801,146
                                                                 ============    ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           BIGSTAR ENTERTAINMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.       Organization and Basis of Presentation

         Bigstar Entertainment, Inc. ("Bigstar" or the "Company") had been an online retailer of filmed entertainment products and a provider of entertainment industry information. Through its website, Bigstar.com, we had been selling videos and digital video discs or DVDs, including feature films, children's movies, and educational, health and fitness, and instructional videos, and provided information on these products. In addition to selling filmed entertainment, Bigstar.com featured biographies, movie stills and star interviews. Bigstar.com also hosted Bigstar Broadband Theater which offered visitors to our website the ability to stream and view on their computer movie trailers and feature films. As disclosed below, as of December 31, 2001, the Company has ceased all operations through its website.

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

         Given the factors noted above, the Company and its financial advisors further determined that it was necessary to restructure Bigstar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company was compensated for referring customers to the competitor's website. As a result of this agreement, the Company ceased operating its e-tailing business and has completely outsourced this function. This agreement ended December 31, 2001. Terms to renew the agreement were not favorable to the Company and at that time, the Company discontinued referring customers to the competitors website.

         The Company also began to explore other business opportunities and consider the disposition of its website and take other steps to conserve assets. On September 17, 2001, the Company announced that it had signed a letter of intent to acquire 100% of the outstanding shares of Athlete.com, Inc., a privately-held youth sports information and instruction network. Upon completion of the stock merger, stockholders of the Company would own 40% of the outstanding shares of the merged company and stockholders of Athlete.com would have owned 60% of the merged company. However, the parties were unable to come to a definitive agreement and on February 8, 2002, the Board of Directors terminated the letter of intent with Athlete.com, Inc. and all further negotiations with respect to the previously announced merger transaction between the two parties.

         Bigstar is continuing to pursue other opportunities. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard.

2.       Summary of Accounting Policies

         The company has had no continuing operations subsequent to December 31, 2001.

Cash and Cash Equivalents

         Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. Included in the balance at December 31, 2000 is a certificate of deposit for $180,600 securing a letter of credit issued in connection with the Company's facility lease (Note 8) and a chargeback reserve account with the Company's credit card processor for $150,000.

Investments

         All investments with a maturity greater than three months are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. At December 31, 2001 and December 31, 2000, the Company had no investments with a maturity greater than three months.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

         Revenue consists of sales of filmed entertainment in popular formats, primarily videos, and DVDs, over the Company's web site and online advertising and promotional revenues. The Company recognizes revenue from its web site when the products are shipped to customers and when advertisements and promotional items are served and marketing promotions delivered. Outbound shipping and handling charges are also included in net sales. In accordance with Emerging Issues Task Force issue 00-14 "Accounting For Certain Sales Incentives", for the years ended December 31, 2001, 2000 and 1999 revenues are net of sales to customers who used $-0-, $1,275,880 and $2,693,793 respectively, of coupons for discounts on their purchases of filmed entertainment products. Previously, the cost of these coupons was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification. Revenue from gift certificates is recognized upon product shipment following redemption. Provision is made for the estimated effect of sales returns where right-of-return privileges exist. Returns of product from customers are accepted in accordance with standard industry practice. The Company provides an allowance for sales returns based on historical return experience.

         For the years ended December 31, 2001, 2000 and 1999, net sales included barter revenues of -0-%, 2.4% and 8.7% respectively. The Company places an advertisement on its customers' Web sites in exchange for placing its customers' advertisements on the Bigstar Web site. Revenues from these transactions are based upon the Company's "cost per thousand impressions", utilized in similar cash transactions, and the number of impressions delivered. Revenues are recognized ratably over the term of the contract. Barter expenses, which approximate barter revenues, are recorded in sales and marketing expenses in the accompanying statements of operations

Cost of Sales

         Cost of sales includes the cost of the filmed entertainment product, as well as shipping and handling costs and the cost of promotional items distributed to customers with purchases. In accordance with Emerging Issues Task Force Issue 00-14 "Accounting for Certain Sales Incentives", the cost of sales for the years ended December 31, 2001, 2000 and 1999 were $400, $234,229 and $1,673,204, respectively in promotional items. Previously, the cost of these promotional items was included in sales and marketing expenses; however, all prior period financial statements presented have been reclassified to conform to the current period's classification

Web Site and Operation Development

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

         For the year ended December 31, 1999, the Company capitalized certain external direct costs related to increased functionality of its web site, which have been fully amortized on a straight-line basis over the related useful life of two years. All costs incurred for upgrades, maintenance, and enhancements, which did not result in additional functionality, were expensed. No costs were capitalized for the years ended December 31, 2001 and 2000.

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

Accounting for Long-Lived Assets

         The Company accounts for long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has determined that as of December 31, 2001, the net book value at which it was carrying its fixed assets (which is mostly computer equipment and its unamortized software licenses) are greater than the remaining useful economic life to the company. As a result, the company has taken a fixed assets impairment charge of $296,219 and an other current assets impairment charge for its unamortized software licenses of $117,152, to bring these assets down to estimated net fair value.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. Because of the uncertainty regarding the Company's ability to generate taxable income, the future tax benefits of its losses have been fully reserved for. Therefore, no benefit for the net operating loss has been recorded in the accompanying financial statements.

Advertising Expense

         Advertising costs are expensed as incurred. Advertising expenses include the costs of online, as well as traditional media. Advertising expenses were approximately $-0-, $4,575,000 and $9,600,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Basic and Diluted Net Loss Per Common Share

         The Company accounts for net loss per common share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the years ended December 31, 2001, 2000 and 1999, does not include the impact of 1,459,086, 2,374,619 and 2,837,231 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income

         During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2001, 2000 and 1999.

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

         In May 2000, the Company adopted EITF No. 00-14 "Accounting for Certain Sales Incentives," which specified the accounting for and classification of coupons and promotional items. Accordingly, the cost of coupons redeemed by consumers are deducted in the determination of net sales and the cost of promotional items distributed to customers with purchases are included in cost of revenues. Previously, these costs were included in sales and marketing expense. The financial statements for prior periods presented have been reclassified to conform to the current period's classifications.

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued, Statement of Financial Accounting Standards SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

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

Consolidation

         The financial statements include the accounts of Advaya, our inactive majority owned subsidiary. We are in the process of liquidating this subsidiary.

3.       Business and Credit Concentrations

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

         The Company's customers are primarily concentrated in the United States. The Company performs credit card authorizations before products are shipped to reduce the risk of fraudulent credit card use. At December 31, 2001, the Company had net accounts receivable balances of $27,067 all of which is related to advertising sales.

         No individual customer accounted for greater than 10% of revenues for the years ended December 31, 2001, 2000 and 1999. One individual customer accounted for greater than 10% of gross accounts receivable at December 31, 2001 and 2000. No individual customer accounted for greater than 10% of gross receivables at December 31, 1999.

4.       Assets Held For Sale

         Assets held for sale consist of the following:

                                                                          December 31
                                                                    -----------------------
                                                                       2001         2000
                                                                    ----------   ----------
               Computer equipment ...............................   $1,689,206   $1,807,159
               Website development costs ........................      385,182      385,182
               Office equipment and furniture ...................      135,667      181,966
               Leasehold improvements ...........................       34,758       34,758
                                                                    ----------   ----------
                                                                     2,244,813    2,409,065
               Less  -- Accumulated depreciation and amortization    1,918,594    1,180,356
               Less  -- Write-down of fixed assets ..............      296,219           --
                                                                    ----------   ----------
                                                                    $   30,000   $1,228,709
                                                                    ==========   ==========

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $828,645, $1,513,883 and $387,316, respectively. The company recorded an impairment charge against fixed assets that was based upon a fair value estimate.

5.       Accrued Expenses

         Accrued expenses consist of the following:

                                                           December 31
                                                     -----------------------
                                                        2001         2000
                                                     ----------   ----------
               Advertising and promotional costs..   $   74,452   $  159,064
               Professional and consulting fees...       19,560      112,473
               Other .............................      609,776      421,203
                                                     ----------   ----------
                                                     $  703,788   $  692,740
                                                     ==========   ==========

         Accrued advertising costs represent the cost of online and traditional media services provided to the Company prior to year end for which the Company was billed subsequent to year end and promotional costs representing the estimated value of coupons distributed prior to year end that are expected to be redeemed during the year ended December 31, 2002.

6.       Income Taxes

         No provision for U.S. federal or state income taxes has been recorded for the years ended December 31, 2001 and all prior years as the Company has incurred operating losses for current tax purposes and all deferred tax assets have been fully reserved in all periods.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:


                                                                           December 31
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
               Deferred tax assets, net:
                 Net operating loss carryforwards ..............   $(17,006,000)   $ 14,110,000
                 Allowance for sales returns,bad debt and others        600,000          68,000
                 Deferred compensation .........................             --              --
                 Less-- Valuation allowance ....................    (17,606,000)    (14,178,000)
                                                                   ------------    ------------
                         Deferred tax assets, net ..............   $         --    $         --
                                                                   ============    ============

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

         As of December 31, 2001, 2000, 1999 and 1998, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $46.0 and $41.5 million respectively. There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire in 2019 if not utilized. Changes in ownership resulting from transactions among our stockholders and sales of common stock by us may limit annual realization of the net tax operating leases that could become available under Section 382 of the Internal Revenue Code. Generally, this occurs when a greater than 50 percent change in ownership occurs.

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

         In January and February 1999, the Company sold 1,554,806 shares of its common stock at $3.73 per share for total proceeds of $5,345,404, net of issuance costs of $465,086. In addition, warrants to purchase 141,651 shares of the Company's common stock at $3.73 per share were issued to placement agents as part of these transactions, of which 61,300 of the warrants were granted to First Security Van Kasper, of which one of the Company's former directors is the managing director. The warrants are exercisable at any time prior to February 18, 2003. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrants. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $93,956.

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

         On December 13, 1999 the Company sold 1,428,571 shares of common stock at a price of $7.00 per share to ValueVision International, Inc. ("ValueVision"). The equity investment resulted in net proceeds to the Company of $9,956,141, net of issuance costs of $43,859. Concurrent with the equity investment, the Company and ValueVision entered into a strategic alliance whereby the Company and ValueVision agreed to jointly produce a weekly television show that would feature entertainment news and offer the Company's filmed entertainment products for sale. On February 23, 2001, the Company repurchased the 1,428,571 shares of common stock from ValueVision for $57,142. Both companies also agreed to discontinue their marketing agreement, including the production of "The Bigstar Show". (Note 9)

Employee Stock Purchase Plan

         On January 3, 2000, 3,692 shares of common stock were issued to participants of the Bigstar Entertainment, Inc. Employee Stock Purchase Plan for proceeds of $24,317. The company terminated this plan during the year 2001 to reduce expenses.

Initial Public Offering

         On August 2, 1999, the Company completed an initial public offering of common stock. A total of 2,500,000 shares were sold at a price of $10.00 per share. The offering resulted in net proceeds to the Company of $22,008,918, net of underwriting discounts and offering expenses.

         Concurrent with its initial public offering, the Company canceled warrants to purchase 61,300 and 69,840 shares of the Company's common stock issued to First Security Van Kasper on February 18, 1999 and April 20, 1999, respectively, and a warrant to purchase 48,500 shares of the Company's common stock issued to a director of the Company at that time, who is also a Managing Director of First Security Van Kasper, on January 1, 1999. Concurrently, the Company issued new warrants to First Security Van Kasper and the Managing Director, to purchase 160,000 and 80,000 shares of common stock, respectively, exercisable at a price of $10.00 per share, fully vested and exercisable from the date of grant to August 2, 2004. The Company determined the fair value of the warrants issued under the Black-Scholes option pricing model to be approximately $525,000 and allocated a portion of the net proceeds from the offering to the warrants.

Registration Rights Agreements

         From January through April 1999, the Company entered into registration rights agreements with private placement investors. In addition, in January 1999, the Company entered into registration rights agreements with David Friedensohn, the current Chief Executive Officer, and David Levitsky. These registration rights agreements entitle these persons to piggyback registration rights in connection with any registration by the Company of its securities. These persons are also entitled to demand registration rights enabling these persons to have their shares registered if holders of at least 25% of the then outstanding registrable shares demand that the Company file a registration statement under the Securities Act.

Stock Split and Reverse Stock Split

         On May 3, 1999, the Company enacted a four-for-one stock split of its common stock. On July 6, 1999, the Board of Directors approved a .485-for-one reverse stock split of the Company's common stock effective July 28, 1999. Accordingly, all share and per share information in the accompanying financial statements have been retroactively restated to reflect the effects of the stock split and the reverse split.

Warrants

         During 1998, in connection with certain stock purchase agreements, the Company issued an aggregate of 193,612 warrants (of which 123,190 were issued to a principal stockholder at the time, as described above), each to purchase one share of common stock at an exercise price of $1.22. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrants. The Company determined the fair value of the warrants issued under the Black-Scholes Option Pricing Model to be approximately $12,677 ($8,077 allocated to the warrant issued to the principal stockholder).

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

         During 2000, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $5.50 per share as part of a sales representation agreement. The Company determined the fair value of the warrants issued using the Black-Scholes option pricing model to be approximately $47,000. In October 2000 the agreement was cancelled with 6,250 warrants remaining unvested with an unamortized value of approximately $16,000. In addition, at December 31, 2000 the unvested warrants issued to Belamo were also written-off. All previously recorded amounts related to the cancellation of unvested warrants have been revised during 2000.

         The following is a summary of all warrants granted for the years ended December 31, 2001, 2000, 1999 and the period from March 2, 1998 (date of inception) to December 31, 1998:

                                                    Warrants   Weighted Average
                                                    Granted     Exercise Price
                                                  ------------   ------------

               Outstanding at December 31, 1998        368,367   $       2.52
                                                  ============   ============
                 Granted ......................      1,116,341           7.10
                 Exercised ....................       (132,046)         (1.46)
                 Canceled .....................       (202,561)         (4.78)
                                                  ------------   ------------
               Outstanding at December 31, 1999      1,150,101   $       6.68
                                                  ============   ============
                 Granted ......................         25,000           5.50
                 Exercised ....................        (48,500)         (1.22)
                 Canceled .....................         (6,250)         (5.50)
                                                  ------------   ------------
               Outstanding at December 31, 2000      1,120,351   $       6.90
                                                  ============   ============
                 Granted ......................             --             --
                 Exercised ....................             --             --
                 Canceled .....................       (417,100)         (6.06)
                                                  ------------   ------------
               Outstanding at December 31, 2001        703,251   $       7.40
                                                  ============   ============


         As of December 31, 2001 and 2000, the following number of warrants to purchase common stock remain outstanding:

                   Exercise Price           2001          2000
               ----------------------    ----------    ----------
               $1.22.................            --            --
               $2.99.................            --        67,900
               $3.00-- $5.99.........       259,151       477,401
               $6.00-- $9.99.........       204,100       301,100
               $10.00-- $22.00.......       240,000       273,950
                                         ----------    ----------
                                            703,251     1,120,351
                                         ==========    ==========

Stock Repurchase Program

         In December 2000, the Company commenced a stock repurchase program. The Company's board of directors originally authorized the repurchase of up to 2,000,000 shares of the Company's common stock. Prior to December 31, 2000, the Company repurchased 802,758 shares of common stock. Subsequent to December 31, 2000, the program was expanded whereby the Company was authorized to repurchase up to a total of 3,000,000 shares. During the year ended December 31, 2001, the Company repurchased an additional 1,586,994 shares.

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

         The 1998 Plan is administered by the Board of Directors, which has the sole discretion to select the employees, officers and consultants to whom awards are made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1998 Plan. As of December 31, 2000, options to purchase 230,962 shares of the Company's common stock have been granted and remain outstanding under the 1998 Plan.

         In October 1998, the Company adopted the 1999 Stock Option and Incentive Plan ("1999 Plan") pursuant to which an aggregate of 291,000 shares of common stock were reserved for issuance to directors, officers, employees and consultants of the Company. This number of shares was increased to 970,000 shares in March 1999, 1,455,000 shares in June 1999 and 2,455,000 in April 2000. The 1999 Plan provides for awards of both nonqualified stock options and incentive stock options within the meaning of Section 422A of the Internal Revenue Code, stock appreciation rights, restricted stock subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common stock in the future following the attainment of performance goals determined by the Board of Directors. The 1999 Plan is administered by the Board of Directors, which has the sole discretion to select the employees, officers and consultants to whom awards are made, to determine the nature and amounts of such awards and to interpret, construe and implement the 1999 Plan. Incentive options granted to stockholders who own more than 10% of the outstanding stock of the Company must be issued at 110% of the fair market value of the stock on the date that the options are granted. As of December 31, 2001, 2000, and 1999, options to purchase 524,873, 1,023,306 and
1,216,422, respectively, of the Company's common stock have been granted and remain outstanding under the 1999 Plan.

         In light of the decline in our stock price, and in an effort to retain our employee base, the Compensation Committee of the board of directors approved an adjustment to the exercise price for all options held by our employees, including our executive officers, as well as certain consultants. The revised exercise price was established by reference to the closing bid price of the Company's common stock on July 17, 2000, which was $1.00. Options to purchase approximately 992,000 shares of common stock were re-priced. The re-priced options follow the vesting schedule of the original options granted. Beginning in the quarter ended September 30, 2000, these options are subject to variable plan accounting. This accounting requires a charge to income for the vested options when the market price of the Company's stock exceeds $1.00. Because the closing bid price at December 31, 2000 was less than $1.00, there was no charge to income for these options for the year ended December 31, 2000.

         Had compensation under the 1999 and 1998 Stock Option Plans been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted loss per share would have been changed for the years ending December 31, 2001, 2000 and 1999.

                                                                    2001             2000              1999
                                                               --------------   --------------    --------------
               Net loss, as reported .......................   $   (4,328,406)  $  (18,679,288)   $  (20,857,856)
               Net loss, pro forma .........................   $   (4,727,152)  $  (19,338,781)      (21,083,084)
               Basic and diluted loss per share, as reported   $         (.59)  $        (1.84)   $        (3.18)
               Basic and diluted loss per share, pro forma .   $         (.54)           (1.90)            (3.21)


         Stock option activity under the 2001, 2000 and 1999 Plans during the periods indicated is as follows:

                                                                  Weighted
                                                    Options        Average
                                                    Granted     Exercise Price
                                                  -----------   --------------
               Outstanding at December 31, 1998   $   583,067    $      1.56
                 Granted ......................     1,233,519           4.82
                 Canceled .....................      (129,456)         (4.11)
                                                  -----------    -----------
               Outstanding at December 31, 1999     1,687,130           3.75
                 Granted ......................       621,185           2.90
                 Canceled .....................      (951,300)         (3.14)
                 Exercised ....................      (102,747)         (2.36)
                                                  -----------    -----------
               Outstanding at December 31, 2000     1,254,268           1.19
                 Granted ......................        70,000            .44
                 Cancelled ....................      (568,433)         (1.44)
                 Exercised ....................           -0-            -0-
                                                  -----------    -----------
               Outstanding at December 31, 2001       755,835    $       .93
                                                  ===========    ===========
               Exercisable at December 31, 2001       654,697    $       .94
                                                  ===========    ===========


         The fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of four to five years; risk-free interest rate of between 4.25% and 6.1%; expected volatility of 85% and a dividend yield of 0%.

         The weighted average remaining life of the options outstanding at December 31, 2001, 2000 and 1999 is 7.7, 8.9 and 5.7 years, respectively. The weighted average fair value of options granted is $ .44, $.80 and $1.84, respectively, at December 31, 2001, 2000 and 1999.

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

         During the year ended December 31, 1999, the Company recorded consulting expenses and deferred costs of $128,428 and $192,198, respectively, in connection with the grant of 162,969 options issued to consultants for marketing, web site maintenance, and other services rendered in lieu of cash payments for specific services that ranged from discrete projects to ongoing consulting services over specified periods. The Company determined the fair value of the options was $320,626 using the Black-Scholes Option Pricing Model with an expected life that agreed with the option term, risk free interest rates of approximately 5%, volatility of either 0%, if the option was issued prior to our Initial Public Offering, or based upon our common stock's trading history if the option was issued after our Initial Public Offering, a dividend yield of 0%, and a fair market value of the Company's common stock on the date the options were issued. During 1999 $41,489 of these deferred costs were expensed as the services were provided. The Company amortized the remaining deferred costs over the vesting period as the services are rendered.

         For the years ended December 31, 2001 and 2000, the Company recorded no deferred compensation and compensation expense in connection with the grant of options to employees. For the year ended December 31, 1999, the Company recorded deferred compensation and compensation expense of $408,965 and $74,617, respectively, in connection with the grant of 122,705 options to employees representing the difference between the fair value of the Company's common stock at the date of the grant and the exercise price of the related options. At December 31, 2001 and 2000 no deferred compensation remains.

         During the year ended December 31, 1999, the Company recorded consulting expenses and deferred costs of $128,928 and $192,198, respectively, in connection with the grant of 162,969 options issued to consultants for marketing, web site maintenance, and other services rendered in lieu of cash payments for specific services that ranged from discrete projects to ongoing consulting services over specified periods. The Company determined the fair value of the options was $320,626 using the Black-Scholes Option Pricing Model with an expected life that agreed with the option term, risk free interest rates of approximately 5%, volatility of either 0%, if the option was issued prior to our Initial Public Offering, or based upon our common stock's trading history if the option was issued after our Initial Public Offering, a dividend yield of 0%, and a fair market value of the Company's common stock on the date the options were issued. During the years ended December 31, 2001 and 2000 these deferred costs were expensed as the services were provided.


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

         Future minimum obligations under non-cancelable operating leases at December 31, 2001 are $215,583 for 2002.

         Rent expense under its operating lease for the year ended December 31, 2001, 2000 and 1999 was $147,624, $314,539 and $219,156 respectively. The lower rental expense for the year ended December 31, 2001 reflects the Company subletting some of the unused portion of its space to an unrelated party. On March 15, 1998, in lieu of cash payment for rent, the Company issued warrants to the landlord to purchase 19,400 shares of the Company's common stock at a price of $1.22 per share, exercisable at any time prior to December 31, 1999. The Company determined the fair value of the options issued under the Black-Scholes Option Pricing Model to be approximately $8,000.



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

Legal Proceedings

         On June 29, 2001, First Equity Capital Securities, Inc. filed a complaint in the Supreme Court of the State of New York, County of New York, alleging unpaid finders fees relating to the Company's completion of its Initial Public Offering in 1999 and breach of contractual obligation to permit plaintiff to designate a person to serve on the Company's board of directors. The plaintiff is seeking damages in excess of $450,000. The Company believes the lawsuit is without merit and intends to continue to vigorously defend such action.


9.       Benefit Plans

401(k) Plan

         In November 1999, the Company established a savings plan under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. There were no discretionary Company contributions in 2000. Effective October 31, 2001 the Company terminated this plan to reduce expenses.

Employee Stock Purchase Plan

         Effective August 2, 1999, the Bigstar Entertainment, Inc. Employee Stock Purchase Plan became effective. The plan is designed to allow eligible employees of Bigstar to purchase shares of common stock, at semiannual intervals, through periodic payroll deductions. Employees who own 5% or more of the Company's common stock are not eligible to participate. Eligible employees may contribute from 1% to 15% of their gross earnings during a purchase period to purchase shares equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or the fair market value on the purchase date. The Company has reserved 300,000 shares of issuance under the plan. On January 3, 2000, 3,692 shares of common stock were issued to participants of the Bigstar Entertainment, Inc. Employee Stock Purchase Plan for proceeds of $24,317. During the year ended December 31, 2001, the Company terminated this plan to reduce expenses.

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

                                          Arthur Andersen LLP
New York, New York
March 22, 2001

              REPORT OF INDEPENDENT PUBLIC ACCOUNTS ON SCHEDULE II

To Bigstar Entertainment, Inc.:

      We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of Bigstar Entertainment, Inc. as of and for the year ended December 31, 2001 included in this Form 10-K and have issued our report thereon dated March 31, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Grant Thornton LLP

New York, New York
March 31, 2002

                                   SCHEDULE II

                           BIGSTAR ENTERTAINMENT, INC.

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                 Balance at     Charged to     Charged                      Balance at
                                                 Beginning      Costs and      to Other                       End of
                                                 of Period      Expenses       Accounts      Deductions       Period
                                                -----------    -----------    -----------    -----------    -----------
For the year ended December 31, 1999 --
   Allowance for sales returns.............     $    25,000    $   153,562    $        --    $   118,562    $    60,000
                                                ===========    ===========    ===========    ===========    ===========
   Allowance for bad debt..................     $     5,000    $    31,748    $        --    $    16,748    $    20,000
                                                ===========    ===========    ===========    ===========    ===========
 For the year ended
 December 31, 2000--
   Allowance for sales returns.............     $    60,000    $    18,301    $        --    $    68,301    $    10,000
                                                ===========    ===========    ===========    ===========    ===========
   Allowance for bad debt..................     $    20,000    $   336,937    $        --    $   166,937    $   190,000
                                                ===========    ===========    ===========    ===========    ===========

 For the year ended
 December 31, 2001---
    Allowance for sales returns............     $    10,000    $    14,041    $        --    $  ( 24,041)   $       -0-
                                                ===========    ===========    ===========    ===========    ===========
    Allowance for bad debt.................     $   190,000    $  (164,233)   $        --    $    20,767    $     5,000
                                                ===========    ===========    ===========    ===========    ===========

EXHIBIT INDEX

         Exhibit
         Number               Description and Method of Filing
       ----------     -----------------------------------------------------
           3.1        Certificate of Incorporation.*
           3.2        Certificate of Amendment to Certificate of Incorporation.*
           3.3        Certificate of Amendment to Certificate of Incorporation.*
           3.4        Form of Bigstar's Common Stock Certificate.*
          10.1        Form of Indemnification Agreement.*
          10.2        1998 Stock Option and Incentive Plan.*
          10.3        Amended 1999 Stock Option and Incentive Plan.*
          10.4        Employment Agreement dated March 15, 1999, by and between
                      David Friedensohn and Bigstar.*
          10.5        Distribution Agreement dated February 18, 1998 by and
                      between Baker & Taylor and Bigstar.*
          10.6        Strategic Marketing Agreement dated as of May 1999 by and
                      between Baker & Taylor and Bigstar.*
          10.7        Rights Agreement among Bigstar and each of the
                      stockholders identified therein.*
          10.8        Agreement of Lease dated February, 1999, between Seaport
                      Associates, LP and Bigstar.*
          10.9        1999 Employee Stock Purchase Plan.*
          21.1        Subsidiaries.
          23.1        Consent of Arthur Andersen LLP, Independent Public
                      Accountants
          23.2        Consent of Grant Thornton LLP, Independent Public
                      Accountants.
          27          Financial Data Schedule.
----------

* Incorporated by reference to Bigstar's registration statement on Form S-1, Registration No. 333-77963.