Form 10-Q
period 2002-03-31
BIGSTAR ENTERTAINMENT INC /NY
filed 2002-05-15
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

                          19 Fulton Street - 4th Floor
                            New York, New York 10038
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 571-9276
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

               7,797,693 shares of common stock as of May 9, 2002

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 2002


                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

                                                                        PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2002 (unaudited) and
December 31, 2001......................................................     3

Consolidated Statements of Operations for the three-month periods ended
March 31, 2002 and March 31, 2001 (unaudited)..........................     4

Consolidated Statements of Cash Flows for the three-month periods ended
March 31, 2002 and March 31, 2001 (unaudited)..........................     5

Notes to Condensed Consolidated Financial Statements...................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS....................................     9

                                    PART II.
                                OTHER INFORMATION

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K..............................    13

SIGNATURES.............................................................    14

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                    BIGSTAR ENTERTAINMENT
                                 CONSOLIDATED BALANCE SHEETS

                                                              March 31, 2002   December 31, 2001
                                                               (unaudited)
                                                               ------------      ------------
ASSETS:
Cash and cash equivalents                                      $  1,252,845      $  1,628,354
Restricted cash                                                     180,600           180,600
Accounts receivable, net of allowance                                   751            27,067
Prepaids and other current assets                                    30,230            65,427
                                                               ------------      ------------

Total current assets                                              1,464,426         1,901,448
                                                               ------------      ------------

Assets held for sale                                                 30,000            30,000
Other assets                                                         15,337            15,427
                                                               ------------      ------------

Total assets                                                   $  1,509,763      $  1,946,875
                                                               ============      ============

LIABILITIES:
Accounts payable                                               $    213,737      $    213,852
Accrued expenses                                                    682,531           703,788
Other current liabilities                                           130,674           130,674
                                                               ------------      ------------

Total current liabilities                                         1,026,942         1,048,314
                                                               ------------      ------------

MINORITY INTEREST                                              $    178,993      $    178,993
                                                               ------------      ------------

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value; 40,000,000 shares authorized;
   10,187,445 issued and outstanding at March 31, 2002
   and December 31, 2001, respectively                               10,187            10,187
Treasury Stock, 2,389,752 at March 31, 2002 and
   December 31, 2001, respectively                                  (97,067)          (97,067)
Additional paid-in capital                                       47,919,819        47,919,819
Accumulated deficit                                             (47,529,111)      (47,113,371)
                                                               ------------      ------------

Total stockholders' equity                                          303,828           719,568
                                                               ------------      ------------

Total liabilities and stockholders' equity                     $  1,509,763      $  1,946,875
                                                               ============      ============


The accompanying notes are an integral part of these condensed financial statements.

                              BIGSTAR ENTERTAINMENT, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                        Three Months     Three Months
                                                           Ended            Ended
                                                       March 31, 2002   March 31, 2001
                                                        -----------      -----------

NET SALES                                               $         0      $   765,266
COST OF REVENUES                                                  0          583,765
                                                        -----------      -----------

         Gross profit                                             0          181,501

OPERATING EXPENSES
         Sales and marketing                                      0           35,805
         General and administrative                         371,867          985,905
         Website and operation development                   58,247          533,170
                                                        -----------      -----------

         Total operating expenses                           430,114        1,554,880
                                                        -----------      -----------

         Loss from operations                              (430,114)      (1,373,379)

INTEREST INCOME, net                                         14,374           49,781
                                                        -----------      -----------

         Net loss before minority interest                 (415,740)      (1,323,598)
         Minority interest                                        0                0
                                                        -----------      -----------

         Net loss                                       $  (415,740)     $(1,323,598)
                                                        ===========      ===========

PER SHARE INFORMATION:

         Net loss per share -
                  Basic and diluted                     $      (.05)     $      (.15)
                                                        ===========      ===========

         Weighted average common shares outstanding -
                  Basic and diluted                       7,797,693        8,654,528
                                                        ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements

                                  BIGSTAR ENTERTAINMENT, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                Three Months     Three Months
                                                                   Ended            Ended
                                                               March 31, 2002   March 31, 2001
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                               $  (415,740)     $(1,323,598)
           Depreciation and amortization                                  0          211,631
           Allowance for doubtful accounts                                0          (30,544)
           Changes in assets and liabilities -
             Accounts receivable                                     26,316          253,957
             Prepaids and other current assets                       35,197          252,118
             Other non current assets                                    90           43,201
             Accounts payable and accrued expenses                  (21,372)      (1,105,330)
                                                                -----------      -----------
         Net cash used in operating activities                     (375,509)      (1,698,565)
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale and return of equipment                                     0           24,543
                                                                -----------      -----------
             Net cash provided by investing activities                    0           24,543
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of treasury stock                                       0          (57,142)
                                                                -----------      -----------
         Net cash provided by (used in) financing activities              0          (57,142)
                                                                -----------      -----------

         Net increase (decrease) in cash and cash equivalents      (375,509)      (1,731,164)
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, beginning of period                    1,808,954       (5,373,100)
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                        $ 1,433,445      $ 3,641,936
                                                                ===========      ===========


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

Basis of Presentation

         The consolidated balance sheet as of March 31, 2002 and the balance sheet as of December 31, 2001, and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and the statements of operations and cash flows for the three months ended March 31, 2002 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These March 31, 2002 unaudited (consolidated) financial statements have been prepared on the same basis as the December 31, 2001 audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2002.

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

Revenue Recognition

         As of December 31, 2001, the company has ceased all operations through its website. As a result, there were no revenues for the quarter ended March 31, 2002.

Cost of Revenues

         As of December 31, 2001, the company has ceased all operations through its website. As a result, there were no revenues or cost of revenues for the quarter ended March 31, 2002.

Net Loss Per Share

         The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three months ended March 31, 2002, and March 31, 2001 does not include the impact of 1,279,049 and 2,203,445 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income

         The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company has no elements of comprehensive income in 2002 or 2001. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three months ended March 31, 2002 and the three months ended March 31, 2001.

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

NOTE 2 - STOCKHOLDER'S EQUITY

Repurchase of Shares

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

NOTE 3 - Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $47,529,000 as of March 31, 2002. Web site operations ceased December 31, 2001. The Company has incurred a loss from operations in all periods since inception. The Company has funded operations to date primarily through the sale of common stock, however, we have been unsuccessful in raising additional funding. The Company may seek additional funding through public or private financing or other arrangements to continue the e-tailing business or pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders could result. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

         As noted in "Overview," we are seeking to redeploy our remaining cash assets into a new business or pursue other strategic alternatives. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard.

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

RESULTS OF OPERATIONS -- The three month periods ended March 31, 2002 and March 31, 2001.

         NET SALES. As of December 31, 2001, the company has ceased all operations through its website. As a result, there were no revenues for the quarter ended March 31, 2002. Comparison to prior year results would not be meaningful.

         COST OF REVENUES. As of December 31, 2001, the company has ceased all operations through its website. As a result, there were no revenues or cost of revenues for the quarter ended March 31, 2002. Comparison to prior year results would not be meaningful.

         SALES AND MARKETING EXPENSES. As of December 31, 2001, the company has ceased all operations through its website. As a result, there were no sales and marketing expenses incurred for the quarter ended March 31, 2002. Comparison to prior year results would not be meaningful.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $372,000 for the quarter ended March 31, 2002 compared to $986,000 for the quarter ended March 31, 2001. General and administrative expenses include payroll and related expenses for executive, accounting and administrative personnel, which were approximately $182,000 and $652,000 respectively for the quarters ended March 31, 2002 and 2001 respectively. The decrease in these costs is attributable to the decrease in executive personnel costs and the cost of terminating personnel and lower administrative and accounting personnel costs. General and administrative expenses also include professional and outsourced administrative function fees, which were approximately $120,000 and $63,000 for the quarter ended March 31, 2002 and 2001, respectively. The costs of facilities also decreased to approximately $31,000 from $84,000 for the three months ending March 31, 2002 and 2001 respectively reflecting the decrease in office space rented and related supply costs due to reduction in personnel.

         WEBSITE AND OPERATION DEVELOPMENT EXPENSES. Website and operation development expenses were approximately $52,000 for the quarter ended March 31, 2002 compared to $533,000 for the quarter ended March 31, 2002. Website and administrative expenses consist of systems and telecommunications services, personnel costs and related expenses for the design, development and management of our websites. Personnel costs and related expenses for the design, development and management of our websites totaled approximately $12,000 and $140,000 for the three months ending March 31, 2002 and 2001, respectively reflecting the decrease in the number of personnel and related expenses. The costs of systems and telecommunications services, totaled $41,000 and $382,000 for the three months ending March 21, 2002 and 2001 respectively reflecting the decreased volume of site activity.

         NET LOSS. BigStar's net loss was $415,740 for the quarter ended March 21, 2002 as compared to $1,323,598 for the quarter ending March 21, 2001. Due to the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and, therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $47,529,000 as of March 31, 2002. Web site operations ceased December 31, 2001. The Company has incurred a loss from operations in all periods since inception. The Company has funded operations to date primarily through the sale of common stock, however, we have been unsuccessful in raising additional funding. The

Company may seek additional funding through public or private financing or other arrangements to continue the e-tailing business or pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders could result. If funding is insufficient at any time in the future, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

         As noted in "Overview," we are seeking to redeploy our remaining cash assets into a new business or pursue other strategic alternatives. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard.

         Net cash used in operating activities for the three months ended March 31, 2002 of approximately $376,000 was primarily due to our net loss of approximately $416,000 and a decrease in accounts payable and accrued expenses of $21,000 and accounts receivable of $26,000 and other current assets of $35,000.

         As of March 31, 2002 the Company had working capital of approximately $437,000 compared to $853,000 at December 31, 2001. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses. At March 31, 2002 compared to December 31, 2000, the decreases in accounts payable and accrued expenses resulted from the decrease in professional fees The decrease in accounts receivable was due to the collection of outstanding advertising receivables.

         At March 31, 2002, our principal commitment consisted of obligations under non-cancellable operating leases for real estate and an employment agreement with our Chairman and Chief Executive Officer. We have no material commitments for capital expenditures and do not anticipate any significant future purchases during the next 12 months. As noted in "Overview" we are seeking to redeploy our remaining cash assets into a new business or pursue other strategic alternatives. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to our stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard.

         At March 31, 2002, Bigstar's principal commitments consisted of obligations under non-cancelable operating leases for real estate and office equipment. The minimum amounts payable under non-cancelable agreements was approximately $154,000.

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


                                       BIGSTAR ENTERTAINMENT, INC.



                                       By: /s/ DAVID FRIEDENSOHN
                                           -------------------------------------
Dated: March 14, 2002                      David Friedensohn, Chief Executive
                                           Officer (Principal Executive,
                                           Accounting and Financial Officer)

                                  EXHIBIT INDEX


Exhibits

None.