Form 10-K/A
period 2001-12-31
BIGSTAR ENTERTAINMENT INC /NY
filed 2002-06-12
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                        Commission file number 000-26793
                           BIGSTAR ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                           No. 13-339-5258
     (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)             Identification No.)
                                                     13-3995258

                           19 Fulton Street, 4th Floor
                          New York, New York 10038-2100
                    (Address of principal executive offices)

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

                       Documents Incorporated By Reference

                                      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The executive officers and directors of Bigstar, as of March 31, 2002 are as follows:

Name                  Age                   Position
--------------------------------------------------------------------------------

David Friedensohn      40      Chairman of the Board and Chief Executive Officer

Daniel John Woods      41      Director


DAVID FRIEDENSOHN, age 40 -- Mr. Friedensohn has served as Chairman and Chief Executive Officer of Bigstar since its formation in March 1998. Prior to joining Bigstar, Mr. Friedensohn served as the Chief Executive Officer of SonicNet, which was sold in December 1997 as part of Paradigm Music ___ Entertainment to TCI Music, an affiliate of Tele-Communications, Inc. Mr. Friedensohn previously held the positions of Vice President, Business Development and General Manager of the Wildflower Partners Fund at Prodigy from October 1995 until January 1997 and was Chairman of the Board and President of SonicNet from January 1996 to January 1997. Prior to working at Prodigy, Mr. Friedensohn served as the President of GB Investment Corp., a consulting company to the entertainment industry. Mr. Friedensohn received a Bachelor of Arts from Dartmouth College in 1983 and a Masters in Business Administration from Columbia University Graduate School of Business in 1987.

DANIEL JOHN WOODS, age 41, has served as director of Bigstar since November, 2000. Mr Woods has been the Chief Technology Officer of CapitalThinking, Inc., a web-based financial services applications and technology company, since September 1999. From 1998 until September 1999, Mr. Woods served as the Vice President and Chief Technology Officer of TheStreet.com, a Nasdaq-traded web-based provider of original, timely, comprehensive and financial news, commentary and information aimed at helping readers make informed investment decisions. Previously, from 1996 until 1998, Mr. Woods served as a software applications manager for Pathfinder, a division of Time Warner, Inc. Mr. Woods has an MS degree from the Columbia University Graduate School of Journalism and a BS degree in Computer Science from the University of Michigan.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Section 16(a) of the Securities Act of 1934, as amended, requires Bigstar's executive officers, directors and holders of more than 10% of Bigstar's Common Stock, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Such persons are required to furnish Bigstar with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or oral or written representation from certain reporting persons that no Forms 5 were required for those persons, Bigstar believes that, with respect to 2001, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.


Item 11. Executive Compensation

The following table shows all compensation paid by Bigstar for the years ended
December 31, 2001, 2000, and 1999 to (i) David Friedensohn who served as
Bigstar's Chief Executive Officer during those years. Bigstar had no other executive officer at December 31, 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                               Long-Term Compensation Awards
                                                                       Annual Compensation        Securities Underlying
Name and Principal Position                                 Year      Salary          Bonus        Options/SAR's (#)(1)
----------------------------------------------------------------------------------------------------------------------------
David Friedensohn
     Chairman of the Board and Chief Executive Officer      2001     $250,000       $150,000           194,000 (2)
                                                            2000     $200,000       $ 40,000           194,000 (2)
                                                            1999     $160,000       $     --           194,000 (2)
----------------------------------

     (1) Options were granted under Bigstar's Stock Option Plan and generally vest 25% beginning one year subsequent to the date of grant with the remaining 75% vesting monthly during the following 36 months.

     (2) Mr. Friedensohn's options granted in 1999 were repriced in 2000.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                             Number Of
                                            Securities                                                               Length Of
                                            Underlying     Market Price Of    Exercise Price                      Original Option
                                           Options/SAR's    Stock At Time       At Time OF                        Term Remaining
                                            Repriced Or    OF Repricing OR     Repricing OR      New Exercise       At Date Of
                                              Amended       Amendment ($)        Amendment          Price          Repricing Or
     Name                     Date              (#)                                 ($)              ($)            Amendment
---------------------------------------------------------------------------------------------------------------------------------
David Friedensohn (1)     July 17, 2000       194,000           1.00                4.12              1.00             2 years,
                                                                                                                      10 Months
---------------

     (1) No other Named Executive Officer besides Mr. Friedensohn has been employed with Bibstar in the preceeding 30 days, and pursuant to the Stock Option Plan, owns any Bigstar options.


                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

         Bigstar's Board of Directors did not grant options during 2001 to any executive officers.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         There were no exercises of options by executive officers or directors during 2001.

                          FISCAL YEAR-END OPTION VALUES

                                                                             Value of Unexercised
                                       Number of Underlying                In-The-Money Options at
                                            Unexercised                      December 31, 2001($)
                                   ----------------------------          ----------------------------
     Name                          Exercisable    Unexercisable          Exercisable    Unexercisable
---------------------------------------------------------------          ----------------------------
David Friedensohn                    137,416         56,584                  -0-             -0-

                              EMPLOYMENT AGREEMENT

         In March 1999, Bigstar entered into an employment agreement with David Friedensohn. The agreement provides for Mr. Friedensohn to be employed as Chief Executive Officer of Bigstar for an unspecified period of time. As a result, either Bigstar or Mr. Friedensohn may terminate the employment relationship at any time. Pursuant to the agreement, Bigstar shall nominate Mr. Friedensohn to serve on the Board. The agreement obligates Bigstar to pay Mr. Friedensohn an annual salary of $200,000 in 2000 and $250,000 in 2001. Bigstar will also pay Mr. Friedensohn a guaranteed bonus of $40,000 in 2000 and $150,000 in 2001. In addition, Mr. Friedensohn was granted options to purchase 194,000 shares of Common Stock at an exercise price of $4.12 per share pursuant to the Plan. On July 17, 2000, the Compensation Committee of the Board approved an adjustment to the exercise price to be equal to the closing price of Bigstar's Common Stock on July 17, 2000 for all options held by Bigstar's employees, including Bigstar's executive officers and certain consultants. The closing price of Bigstar's Common Stock on July 17, 2000 was $1.00. The options vest in equal installments over 48 months and are exercisable until the earlier of five years or 90 days after Mr. Friedensohn's termination of employment. If terminated without cause, Mr. Friedensohn will be entitled to severance pay equal to two years of his then current base salary.

                            COMPENSATION OF DIRECTORS

         Directors currently receive cash compensation from Bigstar for their service as members of the Board, are reimbursed for certain expenses in connection with their attendance at Board and committee meetings. Each Non-employee director receives the following compensation for his service as a director: (i) $20,000 per annum payable quarterly in arrears; (ii) $1,000 for attending any meeting for the Board plus reasonable out-of-pocket expenses incurred in connection with such meeting; (iii) $1,000 for attending any meeting of any committee of the Board plus reasonable out-of-pocket expenses incurred in connection therewith; and (iv) upon appointment to the Board, a one-time grant of options for 35,000 shares of Common Stock at an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. These options shall vest monthly over one year subject to acceleration upon certain capital transactions and shall expire five (5) years from the date of grant. Additionally, from time to time, certain directors of Bigstar have received additional grants of options and warrants to purchase shares of Bigstar's Common Stock pursuant to the Plan. All options granted to directors after the date in which Bigstar has been traded on the OTC Bulletin Board shall have an exercise price equal to the closing bid price of Bigstar's Common Stock as quoted by the OTC Bulletin Board. During 2001, no options were granted to Board members.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 31, 2002 of (i) each person known by Bigstar to beneficially own more than 5% of the Common Stock, (ii) each director of Bigstar, (iii) Bigstar's Chief Executive Officer, who is its sole executive officer and (iv) all directors and executive officers of Bigstar as a group.

                                                                          Number of Shares
     Name of Beneficial Holder                                          Beneficially Held (1)    Percent of Class
     ------------------------------------------------------------------------------------------------------------
     David Friedensohn (2)                                                   1,614,483                 20.3%
     Daniel John Woods (3)                                                      35,000                  *
     All directors and executive officers as a group (2 persons)             1,649,483                 21.2%
     BS Acquisition Group LLC (4)
          1385 Broadway
          Suite 1407
          New York, NY 10018                                                   887,200                 11.4%

-----------------

*    Less than one percent of the outstanding Common Stock.

(1) Unless otherwise indicated, the address for each listed director or officer is c/o Bigstar, 19 Fulton Street, 4th Floor, New York, New York 10038-2100. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 31, 2002 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 7,797,593 shares of Common Stock outstanding as of March 31, 2002.

(2) Includes 145,508 shares beneficially owned by Mr. Friedensohn issuable upon the exercise of options to purchase Common Stock.

(3) Includes 35,000 shares of Common Stock beneficially owned by Mr. Woods issuable upon the exercise of options to purchase Common Stock.

(4) Based solely on information contained in Schedule 13D/A dated December 12, 2001 filed with the Commission. Ruben Azrak is the sole managing member of BS Acquisition Group LLC, a Delaware limited liability company.


Item 13. Certain Relationships and Related Transactions

         In February 2001, Bigstar repurchased the 1,428,571 shares of Common Stock from ValueVision, a former principal stockholder.

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


             Exhibit
              Number         Description and Method of Filing
             -------    -------------------------------------------------------
               3.1       Certificate of Incorporation.*
               3.2       Certificate of Amendment to Certificate of
                         Incorporation.*
               3.3       Certificate of Amendment to Certificate of
                         Incorporation.*
               3.4       Form of Bigstar's Common Stock Certificate.*
              10.1       Form of Indemnification Agreement.*
              10.2       1998 Stock Option and Incentive Plan.*
              10.3       Amended 1999 Stock Option and Incentive Plan.*
              10.4 Employment Agreement dated March 15, 1999, by and between David Friedensohn and Bigstar.*
              10.5 Distribution Agreement dated February 18, 1998 by and between Baker & Taylor and Bigstar.*
              10.6 Strategic Marketing Agreement dated as of May 1999 by and between Baker & Taylor and Bigstar.*
              10.7 Rights Agreement among Bigstar and each of the stockholders identified therein.*
              10.8 Agreement of Lease dated February, 1999, between Seaport Associates, LP and Bigstar.*
              10.9       1999 Employee Stock Purchase Plan.*
              21.1       Subsidiaries.**
              23.1 Consent of Arthur Andersen LLP, Independent Public Accountants**
              23.2       Consent of Grant Thornton LLP, Independent Public
                         Accountants
----------

* Incorporated by reference to Bigstar's registration statement on Form S-1, Registration No. 333-77963.

**   Previously filed.

     b. On February 15, 2002, Bigstar filed a form 8-K to report that its Board of Directors had terminated the letter of intent with Athlete.com, Inc. and all further negotiations with respect to the previously announced merger transaction between the parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized as of the 15th day of April 2002.

                                       Bigstar Entertainment, Inc.


                                       By: /s/ DAVID FRIEDENSOHN
                                           -------------------------------------
                                       David Friedensohn
                                       Chief Executive Officer and
                                       Chairman of the Board and
                                       Principal Accounting Officer