Form 10-Q
period 2002-06-30
BIGSTAR ENTERTAINMENT INC /NY
filed 2002-09-05
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

              7,797,693 shares of common stock as of August 1, 2002

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 2002


                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

                                                                                               PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS
Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001..................   3

Consolidated Statements of Operations for the three and six-month periods ended
June 30, 2002 and June 30, 2001 (unaudited).....................................................   4

Consolidated Statements of Cash Flows for the three and six-month periods ended
June 30, 2002 and June 30, 2001 (unaudited).....................................................   5

Notes to Condensed Consolidated Financial Statements............................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.............................................................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................  13

ITEM 4.  CONTROLS AND PROCEDURES................................................................  13

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................................  14

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................  14

SIGNATURES......................................................................................  15

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              BIGSTAR ENTERTAINMENT
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30, 2002    December 31,
                                                               (unaudited)         2001
                                                               ------------    ------------
ASSETS:
Cash and cash equivalents                                      $    594,196    $  1,628,354
Restricted cash                                                     630,600         180,600
Accounts receivable, net of allowance                                    --          27,067
Prepaids and other current assets                                    76,666          65,427
                                                               ------------    ------------

Total current assets                                              1,301,462       1,901,448
                                                               ------------    ------------

Assets held for sale                                                 30,000          30,000
Other assets                                                         15,337          15,427
                                                               ------------    ------------

Total assets                                                   $  1,346,799    $  1,946,875
                                                               ============    ============

LIABILITIES:
Accounts payable                                               $    126,423    $    213,852
Accrued expenses                                                    832,531         703,788
Other current liabilities                                           114,340         130,674
                                                               ------------    ------------

Total current liabilities                                         1,073,294       1,048,314
                                                               ------------    ------------

MINORITY INTEREST                                              $    178,993    $    178,993
                                                               ------------    ------------

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value; 40,000,000 shares authorized;
  10,187,445 issued and outstanding at June 30, 2002
  and December 31, 2001, respectively                                10,187          10,187
Treasury Stock, 2,389,752 at June 30, 2002 and
  December 31, 2001, respectively                                   (97,067)        (97,067)
Additional paid-in capital                                       47,919,819      47,919,819
Accumulated deficit                                             (47,738,427)    (47,113,371)
                                                               ------------    ------------

Total stockholders' equity                                           94,512         719,568
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $  1,346,799    $  1,946,875
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

                                               BIGSTAR ENTERTAINMENT, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                         Six Months       Six Months      Three Months     Three Months
                                                           Ended            Ended            Ended            Ended
                                                        June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                                        -------------    -------------    -------------    -------------
NET SALES                                               $           0    $   1,476,205    $           0    $     710,939
COST OF REVENUES                                                    0        1,113,533                0          529,768
                                                        -------------    -------------    -------------    -------------

         Gross profit                                               0          362,672                0          181,171

OPERATING EXPENSES
         Sales and marketing                                        0          (53,342)               0          (89,147)
         General and administrative                           654,625        1,555,246          282,758          569,341
         Website and software development                     (13,307)         999,221          (71,554)         466,051
                                                        -------------    -------------    -------------    -------------

         Total operating expenses                             641,318        2,501,125          211,204          946,245
                                                        -------------    -------------    -------------    -------------

                Loss from operations                         (641,318)      (2,138,453)        (211,204)        (765,074)

INTEREST INCOME, net                                           16,262           77,937            1,888           28,156
                                                        -------------    -------------    -------------    -------------

         Net loss                                       $    (625,056)   $  (2,060,516)   $    (209,316)   $    (736,918)
                                                        =============    =============    =============    =============

PER SHARE INFORMATION:

         Net loss per share -
                  Basic and diluted                     $       (0.08)   $       (0.25)           (0.03)           (0.09)
                                                        =============    =============    =============    =============

         Weighted average common shares outstanding -
                  Basic and diluted                         7,797,693        8,303,392        7,797,693        7,956,115
                                                        =============    =============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements


                                                     BIGSTAR ENTERTAINMENT, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                    Six Months       Six Months      Three Months     Three Months
                                                                      Ended            Ended            Ended            Ended
                                                                   June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                                                   -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                  $    (625,056)   $  (2,060,516)   $    (209,316)   $    (736,918)
           Depreciation and amortization                                       0          422,309                0          210,678
           Allowance for doubtful accounts                                (5,000)               0           (5,000)               0
           Changes in assets and liabilities -
              Accounts receivable                                         32,067          267,614            5,751           44,201
              Prepaids and other current assets                          (11,239)         240,464          (46,436)         (11,654)
              Other non current assets                                        90           80,150                0           36,949
              Accounts payable and accrued expenses                       41,314       (1,449,214)          62,686         (343,884)
                        Other current liabilities                        (16,334)         130,674          (16,334)         130,674
                                                                   -------------    -------------    -------------    -------------
         Net cash used in operating activities                          (584,158)      (2,368,519)        (208,649)        (669,954)
                                                                   -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale and return of equipment                                          0           70,220                0           45,677
                                                                   -------------    -------------    -------------    -------------
                Net cash provided by investing activities                      0           70,220                0           45,677
                                                                   -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of treasury stock                                            0          (57,142)               0                0
                                                                   -------------    -------------    -------------    -------------
         Net cash provided by (used in) financing activities                   0          (57,142)               0                0
                                                                   -------------    -------------    -------------    -------------

         Net increase (decrease) in cash and cash equivalents           (584,158)      (2,355,441)        (208,649)        (624,277)
                Reclassification of cash and cash equivalents to
                        restricted cash due to legal matter             (450,000)               0         (450,000)               0

CASH AND CASH EQUIVALENTS, beginning of period                         1,628,354        5,373,100        1,252,845        3,641,936
                                                                   -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                           $     594,196    $   3,017,659    $     594,196    $   3,017,659
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

                           BIGSTAR ENTERTAINMENT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Overview

         Bigstar Entertainment, Inc. ("Bigstar" or the "Company") had been an online retailer of filmed entertainment products and a provider of entertainment industry information. Through its website, Bigstar.com, Bigstar had been selling videos and digital video discs or DVDs, including feature films, children's movies, and educational, health and fitness, and instructional videos, and provided information on these products. In addition to selling filmed entertainment, Bigstar.com featured biographies, movie stills and star interviews. Bigstar.com also hosted Bigstar Broadband Theater which offered visitors to our website the ability to stream and view on their computer movie trailers and feature films. As disclosed below, as of December 31, 2001, the Company has ceased operating its website.

         In December 2000, Bigstar sold Advaya, its direct marketing division. The Company and its financial advisors also decided that it was necessary to restructure Bigstar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company was compensated for referring customers to the competitor's website. As a result of this agreement, the Company ceased operating its e-tailing business and had completely outsourced this function. This agreement terminated on December 31, 2001. Terms to renew the agreement were not favorable to the Company and at that time, the Company discontinued referring customers to the competitors website. This effectively caused the discontinuance of the online retail business.

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

         Bigstar is continuing to pursue other opportunities. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to its stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard or be able to continue in existence.



Basis of Presentation

         The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 2002 unaudited (consolidated) financial statements have been prepared on the same basis as the December 31, 2001 audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2002.

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

Revenue Recognition

         As of December 31, 2001, the Company has ceased operating its website. As a result, there were no revenues for the six months ended June 30, 2002.

Cost of Revenues

         As of December 31, 2001, the Company has ceased operating its website. As a result, there were no revenues or cost of revenues for the six months ended June 30, 2002.

Net Loss Per Share

         The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three and six months ended June 30, 2002, and June 30, 2001 does not include the impact of 1,245,761 and 1,803,492 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.



Comprehensive Income

         The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company has no elements of comprehensive income in 2002 or 2001. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three and six months ended June 30, 2002 and the three and six months ended June 30, 2001.

Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued, Statement of Financial Accounting Standards SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:
         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged either individually or as part of a related contract, asset or liability.
         o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for the fiscal years beginning after December 15, 2001. This Statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," while retaining many of the requirements of such statement. Management's assessment is that these Statements do not have a material impact on our financial position or results of operations.

         In April 2002, the Financial Accounting Standard's Board ("FASB") adopted Statement of Financial Accounting Standards 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. the Company believes that this statement will not have a significant impact on their results of operations or financial position upon adoption.

         In July 2002, the Financial Accounting Standards Board issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity may be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this new standard will not have a material effect on the results of operations or financial condition.


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

NOTE 3 - Liquidity

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $47,738,000 as of June 30, 2002. Web site operations ceased December 31, 2001. The Company has incurred a loss from operations in all periods since inception. The Company has funded operations to date primarily through the sale of common stock, however, the Company has been unsuccessful in raising additional funding. The Company may seek additional funding through public or private financing or other arrangements to pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, the Company may be unable to take advantage of business opportunities which could have a material adverse effect on its business and financial condition. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

         As noted in "Overview," Bigstar may seek to redeploy its remaining cash assets into a new business, pursue other strategic alternatives or liquidate. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to its stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard or be able to continue in existence.

         As a result of the tragic events of September 11, 2001, the Company applied for and received a grant of $150,000 from the World Trade Center Recovery Grant Program. Under the terms of the grant program, the Empire State Development Corporation may require the Company to repay some or all of the grant funds if the Company does not resume operating its business in New York City within one year of the receipt of the grant funds or if at any time within a three year period commencing on the date of its application, the Company has relocated a substantial portion of its business operations from New York City. Since the future of the Company is uncertain and the Company may be required to repay the grant, the $150,000 grant received is shown as a liability on the balance sheet and has not been recorded to income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information, the statements in this Form 10-Q report (including, without limitation, the discussion under the heading "Results of Operations") contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below. The following discussion should be read in conjunction with the Company's financial statements and the related notes to those statements and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related footnotes included herein and in the Company's Form 10-K for the year ended December 31, 2001.

OVERVIEW

         Bigstar had been an online retailer of filmed entertainment products and a provider of entertainment industry information. Through its website, Bigstar.com, Bigstar had been selling videos and digital video discs or DVDs, including feature films, children's movies, and educational, health and fitness, and instructional videos, and provided information on these products. In addition to selling filmed entertainment, Bigstar.com featured biographies, movie stills and star interviews. Bigstar.com also hosted Bigstar Broadband Theater which offered visitors to our website the ability to stream and view on their computer movie trailers and feature films. As disclosed below, as of December 31, 2001, the Company has ceased all operations through its website.

         In December 2000, Bigstar sold Advaya, its direct marketing division. The Company and its financial advisors also decided that it was necessary to restructure Bigstar's current e-commerce platform. As of July 1, 2001, the Company entered into an agreement with a competitor whereby the Company was compensated for referring customers to the competitor's website. As a result of this agreement, the Company ceased operating its e-tailing business and had completely outsourced this function. This agreement terminated on December 31, 2001. As the terms to renew the agreement were not favorable to the Company and at that time, the Company discontinued referring customers to the competitors website. This effectively caused the discontinuance of the online retail business.

         The Company also began to explore other business opportunities and consider the disposition of its website and take other steps to conserve assets. On September 17, 2001, the Company announced that it had signed a letter of intent to acquire 100% of the outstanding shares of Athlete.com, Inc., a privately-held youth sports information and instruction network. The parties, however, were unable to enter into a definitive agreement and on February 8, 2002, the Board of Directors terminated the letter of intent with Athlete.com, Inc. and all further negotiations with respect to the previously announced merger transaction between the two parties.

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


RESULTS OF OPERATIONS -- The three and six-month periods ended June 30, 2002 and June 30, 2001.

         NET SALES. As of December 31, 2001, the Company has ceased all operations through its website. As a result, there were no revenues for the three and six months ended June 30, 2002. Comparison to prior year results would not be meaningful

         COST OF REVENUES. As of December 31, 2001, the Company has ceased all operations through its website. As a result, there were no revenues or cost of revenues for the three and six months ended June 30, 2002. Comparison to prior year results would not be meaningful.

         SALES AND MARKETING EXPENSES. As of December 31, 2001, the company has ceased all operations through its website. As a result, there were no sales and marketing expenses incurred for the three and six months ended June 30, 2002. Comparison to prior year results would not be meaningful.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $283,000 and $655,000 for the three and six months ended June 30, 2002 compared to $569,000 and $1,555,000 for the three and six months ended June 30, 2001. General and administrative expenses include payroll and related expenses for executive, accounting and administrative personnel, which were approximately $123,000 and $305,000 respectively for the three and six months ended June 30, 2002 compared to $342,000 and $994,000 respectively for the three and six months ended June 30, 2001. The decrease in these costs is attributable to the decrease in executive personnel costs and the cost of terminating personnel and lower administrative and accounting personnel costs. General and administrative expenses also include professional and outsourced administrative function fees, which were approximately $87,000 and $207,000 respectively, for the three and six months ended June 30, 2002 compared to $33,000 and $95,000 respectively, for the three and six month periods ending June 30, 2001. The costs of facilities also decreased to approximately $29,000 and $60,000, respectively for the three and six months ending June 30, 2002 from $54,000 and $138,000, respectively, for the three and six months ending June 30, 2001 reflecting the decrease in office space rented and related supply costs due to reduction in personnel.

         WEBSITE AND OPERATION DEVELOPMENT EXPENSES. Website and operation development expenses were credits of approximately $72,000 and $13,000, respectively, for the three and six months ended June 30, 2002, compared to charges of approximately $466,000 and $999,000, respectively, for the three and six months ended June 30, 2001. Website and administrative expenses consist of systems and telecommunications services, personnel costs and related expenses for the design, development and management of our websites. Personnel costs and related expenses for the design, development and management of our websites totaled approximately $-0- and $12,000, respectively, for the three and six months ending June 30, 2002, and $81,000 and $221,000 for the three and six months ending June 30, 2001 reflecting the decrease in the number of personnel and related expenses. The costs of systems and telecommunications services were credits of approximately $72,000 and $34,000, respectively, for the three and six month periods ending June 30, 2002 as a result of settlements with vendors to pay reduced amounts resulting in reversal of expenses previously recorded and charges of approximately $349,000 and $732,000, respectively for the three and six month periods ending June 30, 2001 reflecting the cessation of site activity and reductions of expenses previously recorded.

         NET LOSS. Bigstar's net loss was $209,000 and $625,000, respectively for the three and six month periods ended June 30, 2002 as compared to $737,000 and $2,061,000, respectively for the three and six month periods ending June 30, 2001. Due to the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $47,738,000 as of June 30, 2002. Web site operations ceased December 31, 2001 and the Company has no operating business. The Company has incurred a loss from operations in all periods since inception. The Company has funded operations to date primarily through the sale of common stock, however, the Company has been unsuccessful in raising additional funding. The Company may seek additional funding through public or private financing or other arrangements to pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, the Company may be unable to take advantage of business opportunities which could have a material adverse effect on its business and financial condition. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

         As noted in "Overview," Bigstar is seeking to redeploy its remaining cash assets into a new business, pursue other strategic alternatives or liquidate. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to its stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in this regard or be able to continue in existence.

         As a result of the tragic events of September 11, 2001, the Company applied for and received a grant of $150,000 from the World Trade Center Recovery Grant Program. Under the terms of the grant program, the Empire State Development Corporation may require the Company to repay some or all of the grant funds if the Company does not resume operating its business in New York City within one year of the receipt of the grant funds or if at any time within a three year period commencing on the date of its application, the Company has relocated a substantial portion of its business operations from New York City. Since the future of the Company is uncertain and the Company may be required to repay the grant, the $150,000 grant received is shown as a liability on the balance sheet and has not been recorded to income.


         Net cash used in operating activities for the three and six months ended June 30, 2002 and 2001 of approximately $209,000 and $584,000 respectively was primarily due to our net loss of approximately $209,000 and $625,000 for the three and six month periods ending June 30, 2002.

         The Company has reclassified $450,000 of cash and cash equivalents to restricted cash in response to the restraining order - See Part II, Item 1 - Legal Proceedings.

         As of June 30, 2002 the Company had working capital of approximately $228,000 compared to $853,000 at December 31, 2001. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses. At June 30, 2002 compared to December 31, 2000, the increase in accounts payable and accrued expenses resulted from the recording of the World Trade Center Grant of $150,000 offset by the reductions in accounts payables and accrued expenses previously recorded. The decrease in accounts receivable was due to the collection of outstanding advertising receivables.

         At June 30, 2002, our principal commitment consisted of obligations under non-cancellable operating leases for real estate and an employment agreement with our Chairman and Chief Executive Officer. We have no material commitments for capital expenditures and do not anticipate any significant future purchases during the next 12 months.

         At June 30, 2002, Bigstar's principal commitments consisted of obligations under non-cancelable operating leases for real estate and office equipment. The minimum amounts payable under non-cancelable agreements was approximately $77,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable


ITEM 4.  CONTROLS AND PROCEDURES

         Not Applicable

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On June 29, 2001, First Equity Capital Securities, Inc. filed a complaint in the Supreme Court of the State of New York, County of New York (the "Court"), alleging unpaid finders fees relating to the Company's completion of its Initial Public Offering in 1999 and seeking damages in excess of $450,000. The Company believes the lawsuit is without merit and is vigorously defending such action. In July 2002, the Court granted to the plaintiff a temporary restraining order, which provides that Bigstar is restrained from disposing of, transferring, pledging, assigning or otherwise liquidating its assets to the extent of $450,000. Bigstar must keep that amount available to satisfy a judgement, until the restraining order is vacated or modified.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits:


         99.1 - Certification by David Friedensohn, Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

(b)      Reporting on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BIGSTAR ENTERTAINMENT, INC.




                                  By: /s/ DAVID FRIEDENSOHN
                                      ----------------------------------------
Dated:  September 5, 2002             David Friedensohn, Chief Executive Officer
                                      (Principal Executive, Accounting and
                                       Financial Officer)



                                     Rider F

                                  Certification

         I, David Friedensohn certify that:

         1. I have reviewed the Registrant's Form 10-Q quarterly report for the period ended June 30, 2002 (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.


                                         /s/  DAVID FRIEDENSOHN
                                         ---------------------------------------
                                         Name:   David Friedensohn
                                         Title:  Chief Executive Officer
                                         (Chief executive and financial officer)


         EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.