Form 10-Q
period 2002-09-30
BIGSTAR ENTERTAINMENT INC /NY
filed 2002-11-19
CIK 1058430

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

             7,797,693 shares of common stock as of November 1, 2002

                           BIGSTAR ENTERTAINMENT, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 2002



                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 2002 (unaudited)
         and December 31, 2001..........................................    3

         Consolidated Statements of Operations for the three and
         nine-month periods ended September 30, 2002 and September 30,
         2001 (unaudited)...............................................    4

         Consolidated Statements of Cash Flows for the three and
         nine-month periods ended September 30, 2002 and September 30,
         2001 (unaudited)...............................................    5

         Notes to Condensed Consolidated Financial Statements...........    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....   13

ITEM 4.  CONTROLS AND PROCEDURES........................................   13


                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................   14

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K...............................   14

SIGNATURES..............................................................   15

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                                   BIGSTAR ENTERTAINMENT
                                CONSOLIDATED BALANCE SHEETS

                                                               September 30,   December 31,
                                                                   2002            2001
                                                                (unaudited)
                                                               ------------    ------------
ASSETS:
Cash and cash equivalents                                      $    344,392    $  1,628,354
Restricted cash                                                     630,600         180,600
Accounts receivable, net of allowance                                    --          27,067
Prepaids and other current assets                                    56,667          65,427
                                                               ------------    ------------

Total current assets                                              1,031,659       1,901,448
                                                               ------------    ------------

Assets held for sale                                                    -0-          30,000
Other assets                                                         15,337          15,427
                                                               ------------    ------------

Total assets                                                   $  1,046,996    $  1,946,875
                                                               ============    ============

LIABILITIES:
Accounts payable                                               $    126,452    $    213,852
Accrued expenses                                                    832,531         703,788
Other current liabilities                                            65,339         130,674
                                                               ------------    ------------

Total current liabilities                                         1,024,322       1,048,314
                                                               ------------    ------------

MINORITY INTEREST                                              $    178,993    $    178,993
                                                               ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common Stock, $.001 par value; 40,000,000 shares authorized;
  10,187,445 issued and outstanding at September 30, 2002
  and December 31, 2001, respectively                                10,187          10,187
Treasury Stock, 2,389,752 at September 30, 2002 and
  December 31, 2001, respectively                                   (97,067)        (97,067)
Additional paid-in capital                                       47,919,819      47,919,819
Accumulated deficit                                             (47,989,258)    (47,113,371)
                                                               ------------    ------------

Total stockholders' equity (deficiency)                            (156,319)        719,568
                                                               ------------    ------------

Total liabilities and stockholders' equity (deficiency)        $  1,046,996    $  1,946,875
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

                                          BIGSTAR ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                    Nine Months    Nine Months   Three Months   Three Months
                                                       Ended          Ended          Ended          Ended
                                                   September 30,  September 30,  September 30,  September 30,
                                                        2002           2001           2002           2001
                                                    -----------    -----------    -----------    -----------

NET SALES                                           $       -0-    $ 1,506,415    $       -0-    $    30,210
COST OF REVENUES                                            -0-      1,113,533            -0-            -0-
                                                    -----------    -----------    -----------    -----------

     Gross profit                                           -0-        392,882            -0-         30,210

OPERATING EXPENSES (INCOME)
     Sales and marketing                                    -0-        (76,462)           -0-        (23,120)
     General and administrative                         877,703      2,475,911        223,079        920,665
     Website and software development                   (13,307)     1,277,720            -0-        278,499
     Writedown of assets held for sale                   30,000            -0-         30,000            -0-
                                                    -----------    -----------    -----------    -----------

     Total operating expenses                           894,396      3,677,169        253,079      1,176,044
                                                    -----------    -----------    -----------    -----------

     Loss from operations                              (894,396)    (3,284,287)      (253,079)    (1,145,834)

INTEREST INCOME, net                                     18,509         99,935          2,248         21,998
                                                    -----------    -----------    -----------    -----------

     Net loss                                       $  (875,887)   $(3,184,352)   $  (250,831)   $(1,123,836)
                                                    ===========    ===========    ===========    ===========

PER SHARE INFORMATION:

     Net loss per share -
          Basic and diluted                         $     (0.11)   $     (0.39)         (0.03)         (0.14)
                                                    ===========    ===========    ===========    ===========

     Weighted average common shares outstanding -
          Basic and diluted                           7,797,693      8,186,361      7,797,693      7,956,115
                                                    ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements

BIGSTAR ENTERTAINMENT, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)


                                                        Nine Months    Nine Months    Three Months   Three Months
                                                           Ended          Ended          Ended          Ended
                                                       September 30,  September 30,  September 30,  September 30,
                                                            2002           2001           2002           2001
                                                        -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $  (875,887)   $(3,184,352)   $  (250,831)   $(1,123,836)
       Depreciation and amortization                            -0-        624,556            -0-        202,247
       Writedown of assets held for sale                     30,000            -0-         30,000            -0-
       Allowance for doubtful accounts                       (5,000)           -0-            -0-            -0-
       Changes in assets and liabilities -
         Accounts receivable                                 32,067        252,857            -0-        (14,757)
         Prepaids and other current assets                    8,762        292,194         19,999         51,730
         Other non current assets                                90        105,789            -0-         25,639
         Accounts payable and accrued expenses               41,341     (1,395,978)            29         53,236
         Other current liabilities                          (65,335)       130,674        (49,001)           -0-
                                                        -----------    -----------    -----------    -----------
     Net cash used in operating activities                 (833,962)    (3,174,260)      (249,804)      (805,741)
                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale and return of equipment                               -0-         73,845            -0-          3,625
                                                        -----------    -----------    -----------    -----------
         Net cash provided by investing activities              -0-         73,845            -0-          3,625
                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury stock                                 -0-        (57,142)           -0-            -0-
                                                        -----------    -----------    -----------    -----------
     Net cash used in financing activities                      -0-        (57,142)           -0-            -0-
                                                        -----------    -----------    -----------    -----------

     Net decrease in cash and cash equivalents             (833,962)    (3,157,557)      (249,804)      (802,116)
     Reclassification of cash and cash equivalents to
         restricted cash due to legal matter               (450,000)           -0-            -0-            -0-

CASH AND CASH EQUIVALENTS, beginning of period            1,628,354      5,373,100        594,196      3,017,659
                                                        -----------    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                $   344,392    $ 2,215,543    $   344,392    $ 2,215,543
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

         Bigstar is continuing to pursue other opportunities. Currently, the Company is pursuing acquisitions of other entertainment related companies. The Company is in negotiations with various funding sources interested in collaborating in this effort. The Company is also developing television and film properties for distribution worldwide. The Company plans to use funds from various September 11th related funding organizations, outside capital, and sales of the television and film properties in various worldwide media markets prior to completion of principal photography in order to fund these ventures. Locating and producing in lower Manhattan is vital for qualifying for funding from governmental agencies seeking to rebuild this area. The Company's management will also consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to its stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in any of these activities or be able to continue in existence.

Basis of Presentation

         The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The September 30, 2002 unaudited (consolidated) financial statements have been prepared on the same basis as the December 31, 2001 audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information included, in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results which may be reported for any other interim period or for the year ending December 31, 2002.

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

Revenue Recognition

         As of December 31, 2001, the Company has ceased operating its website. As a result, there were no revenues for the nine months ended September 30, 2002.

Cost of Revenues

         As of December 31, 2001, the Company has ceased operating its website. As a result, there were no revenues or cost of revenues for the nine months ended September 30, 2002.

Net Loss Per Share

         The Company accounts for net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number or common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, consist of the incremental common shares issuable upon the exercise of stock options, and warrants (using the Treasury Stock Method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Diluted loss per share for the three and nine months ended September 30, 2002, and September 30, 2001 does not include the impact of 1,245,761 and 1,496,037 common stock options and warrants then outstanding, respectively, as the effect of their inclusion would be anti-dilutive.

Comprehensive Income

         The Company adheres to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company has no elements of comprehensive income in 2002 or 2001. Accordingly, the Company's comprehensive net loss is equal to its net loss for the three and nine months ended September 30, 2002 and the three and nine months ended September 30, 2001.

Recent Accounting Pronouncements

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued, Statement of Financial Accounting Standards SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of SFAS 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for Bigstar are as follows:

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for the fiscal years beginning after December 15, 2001. This Statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," while retaining many of the requirements of such statement. Management's assessment is that these Statements do not have a material impact on Bigstar's financial position or results of operations.

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


NOTE 3 - Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $47,989,000 as of September 30, 2002. Web site operations ceased December 31, 2001. The Company has incurred a loss from operations in all periods since inception. The Company has funded operations to date primarily through the sale of common stock, however, the Company has been unsuccessful in raising additional funding. The Company may seek additional funding through public or private financing or other arrangements to pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, the Company may be unable to take advantage of business opportunities which could have a material adverse effect on its business and financial condition. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

         As noted in "Overview," Bigstar may seek to redeploy its remaining cash assets into a new business, pursue other strategic alternatives or liquidate. Currently, the Company is pursuing acquisitions of other entertainment related companies. The Company is in negotiations with various funding sources interested in collaborating in this effort. The Company is also developing television and film properties for distribution worldwide. The Company plans to use funds from various September 11th related funding organizations, outside capital, and sales of the television and film properties in various worldwide media markets prior to completion of principal photography in order to fund these ventures. Locating and producing in lower Manhattan is vital for qualifying for funding from governmental agencies seeking to rebuild this area. The Company's management will consider recommending to the Board of Directors alternative plans which may include, but not be limited to, redeployment of the remaining cash assets into a new business venture, liquidation of all corporate assets and distribution of remaining proceeds to its stockholders or some other alternative to be determined. There can be no assurance that Bigstar will be successful in these activities or be able to continue in existence.

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

         In October 2002, Bigstar purchased less than one percent of the shares of Chorion Plc for approximately $150,000. Chorion Plc is a publically held Plc in the United Kingdom which holds the underlying worldwide copywrights to several literary works, including the Agatha Christie works.

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


RESULTS OF OPERATIONS -- The three and nine-month periods ended September 30, 2002 and September 30, 2001.

         NET SALES. As of December 31, 2001, the Company has ceased all operations through its website. As a result, there were no revenues for the three and nine months ended September 30, 2002. Comparison to prior year results would not be meaningful

         COST OF REVENUES. As of December 31, 2001, the Company has ceased all operations through its website. As a result, there were no revenues or cost of revenues for the three and nine months ended September 30, 2002. Comparison to prior year results would not be meaningful.

         SALES AND MARKETING EXPENSES. As of December 31, 2001, the Company has ceased all operations through its website. As a result, there were no sales and marketing expenses incurred for the three and nine months ended September 30, 2002. Comparison to prior year results would not be meaningful.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $223,000 and $873,000 for the three and nine months ended September 30, 2002 compared to $921,000 and $2,476,000 for the three and nine months ended September 30, 2001. General and administrative expenses include payroll and related expenses for executive, accounting and administrative personnel, which were approximately $110,000 and $417,000, respectively, for the three and nine months ended September 30, 2002 compared to $263,000 and $1,255,000, respectively, for the three and nine months ended September 30, 2001. The decrease in these costs is attributable to the decrease in executive personnel costs and the cost of terminating personnel and lower administrative and accounting personnel costs. General and administrative expenses also include professional and outsourced administrative function fees, which were approximately $43,000 and $245,000 respectively, for the three and nine months ended September 30, 2002 compared to $133,000 and $237,000 respectively, for the three and nine month periods ending September 30, 2001. The costs of facilities also decreased to approximately $23,000 and $80,000, respectively for the three and nine months ending September 30, 2002 from $34,000 and $172,000, respectively, for the three and nine months ending September 30, 2001 reflecting the decrease in office space rented and related supply costs due to reduction in personnel.

         WEBSITE AND OPERATION DEVELOPMENT EXPENSES. Website and operation development expenses were credits of approximately $-0- and $13,000, respectively, for the three and nine months ended September 30, 2002, compared to charges of approximately $278,000 and $1,278,000, respectively, for the three and nine months ended September 30, 2001. Website and administrative expenses consist of systems and telecommunications services, personnel costs and related expenses for the design, development and management of our websites. Personnel costs and related expenses for the design, development and management of our websites totaled approximately $-0- and $12,000, respectively, for the three and nine months ending September 30, 2002, and $31,000 and $252,000 for the three and nine months ending September 30, 2001 reflecting the decrease in the number of personnel and related expenses. The costs of systems and telecommunications services were credits of approximately $-0- and $32,000, respectively, for the three and nine month periods ending September 30, 2002 as a result of settlements with vendors to pay reduced amounts resulting in reversal of expenses previously recorded and charges of approximately $234,000 and $965,000, respectively for the three and nine month periods ending September 30, 2001 reflecting the cessation of site activity and reductions of expenses previously recorded.

         NET LOSS. Bigstar's net loss was $241,000 and $866,000, respectively for the three and nine month periods ended September 30, 2002 as compared to $1,124,000 and $3,184,000, respectively for the three and nine month periods ending September 30, 2001. Due to the uncertainty regarding our future profitability, the future tax benefits of our losses have been fully reserved for and therefore, no benefit for the net operating loss has been recorded. Under Section 382 of the Internal Revenue Code, this operating loss may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. We have an accumulated deficit of approximately $47,989,000 as of September 30, 2002. Web site operations ceased December 31, 2001 and the Company has no operating business. The Company has incurred a loss from operations in all periods since inception. The Company has funded operations to date primarily through the sale of common stock, however, the Company has been unsuccessful in raising additional funding. The Company may seek additional funding through public or private financing or other arrangements to pursue new business opportunities. Adequate funds may not be available when needed or may not be available on terms acceptable to the Company. If additional funds are raised by issuing equity securities, dilution to existing stockholders will result. If funding is insufficient at any time in the future, the Company may be unable to take advantage of business opportunities which could have a material adverse effect on its business and financial condition. These matters raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the financial statements to reflect this.

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

         Net cash used in operating activities for the three and nine months ended September 30, 2002 and 2001 of approximately $250,000 and $834,000 respectively was primarily due to our net loss of approximately $251,000 and $876,000 for the three and nine month periods ending September 30, 2002.

         During the second quarter of this year, the Company reclassified $450,000 of cash and cash equivalents to restricted cash in response to the restraining order - See Part II, Item 1 - Legal Proceedings.

         As of September 30, 2002, the Company had working capital of approximately $7,000 compared to $853,000 at December 31, 2001. The decrease in working capital is primarily attributable to the reduction in cash and cash equivalents and short-term investments required to fund our operating losses. At September 30, 2002 compared to December 31, 2000, the increase in accounts payable and accrued expenses resulted from the recording of the World Trade Center Grant of $150,000 offset by the reductions in accounts payables and accrued expenses previously recorded. The decrease in accounts receivable was due to the collection of outstanding advertising receivables.

         At September 30, 2002, our principal commitment consisted of obligations under non-cancellable operating leases for real estate and an employment agreement with our Chairman and Chief Executive Officer. The minimum amounts payable under non-cancelable agreements was approximately $132,000.

         We have no material commitments for capital expenditures and do not anticipate any significant future purchases during the next 12 months.


ITEM 3.  QUALITATIVE AND QUANTITAVIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) An evaluation was performed under the supervision and with the participation of BigStar's management of the effectiveness of the design and operation of BigStar's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, BigStar's management, concluded that BigStar's disclosure controls and procedures were effective.

         (b) Since the date of the evaluation, there have been no significant changes in BigStar's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

                                  BIGSTAR ENTERTAINMENT, INC.


                                  By: /s/ DAVID FRIEDENSOHN
                                      ------------------------------------------
Dated: November 18, 2002              David Friedensohn, Chief Executive Officer
                                      (Principal Executive, Accounting and
                                      Financial Officer)

                                  CERTIFICATION
                                  -------------


David Friedensohn, certifies that:

         I have reviewed this quarterly report on Form 10-Q of BigStar Entertainment Inc.;

         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         November 18, 2002             /s/ DAVID FRIEDENSOHN
                                       -----------------------------------------
                                       David Friedensohn
                                       Chief Executive Officer